Form 10-Q
period 1996-03-31
JEFFERSON SAVINGS BANCORP INC
filed 1996-05-15
CIK 895470

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



     (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

         OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________


                            Commission File #0-21466

                        JEFFERSON SAVINGS BANCORP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  43-1625841
- - --------------------------------                 ---------------------------
(State or other jurisdiction                     (I.R.S. Employer ID Number)
of incorporation or organization)

14915 MANCHESTER ROAD, BALLWIN, MISSOURI                     63011
- - ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code  (314) 227-3000
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X    NO
                                  -----     -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at April 30, 1996
 -----------------------------            ---------------------------------
  Common Stock, Par Value $.01                     4,181,563 shares

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                               INDEX to Form 10-Q


                                                                        PAGE
                                                                       ------
PART I   FINANCIAL INFORMATION

       Item 1.  Financial Statements

                -   Consolidated Balance Sheets                           3

                -   Consolidated Statements of Income                     4

                -   Consolidated Statement of Stockholders' Equity        5

                -   Consolidated Statements of Cash Flows                 6

                -   Notes to Consolidated Financial Statements            7

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9


PART II   OTHER INFORMATION

       Item 1.  Legal Proceedings                                        16

       Item 2.  Changes in Securities                                    16

       Item 3.  Defaults Upon Senior Securities                          16

       Item 4.  Submission of Matters to a Vote of Security Holders      16

       Item 5.  Other Information                                        16

       Item 6.  Exhibits and Reports on Form 8-K                         16

       SIGNATURES


                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                                                  March 31,       December 31,
                        Assets                                      1996             1995
                        ------                                 --------------    --------------
Cash                                                           $    2,018,485        1,945,276
Interest-bearing demand deposits                                   23,016,797       18,745,488
Investment securities available for sale, at
 fair value (amortized cost of $36,508,254
 and $48,443,789 at March 31, 1996 and
 December 31, 1,995, respectively)                                 36,251,586       48,590,166
Mortgage-backed securities available for sale, net, at fair
 value (amortized cost of $217,006,580 and $234,160,389
 at March 31, 1996 and December 31, 1995, respectively)           213,691,102      232,882,760
Loans receivable, net                                             787,062,846      788,085,287
Investment in real estate, net                                      4,289,900        4,681,972
Stock in Federal Home Lcan Banks                                   16,554,500       16,520,100
Office properties and equipment, net                                8,444,481        7,984,488
Excess of cost over fair value of net assets acquired              14,245,636       14,495,743
Accrued income and other assets                                     8,718,366        8,997,504
                                                              ---------------    -------------
                                                              $ 1,114,293,699    1,142,928,784
                                                              ===============    =============
    Liabilities and Stockholders' Equity
    ------------------------------------

Savings deposits                                               $  879,158,970      870,178,701
Borrowed money                                                    140,773,206      174,961,956
Deferred tax liability                                                734,176        1,161,000
Advance payments by borrowers for taxes
  and insurance                                                     5,135,677        2,875,576
Accrued expenses and other liabilities                              7,403,896       13,500,813
                                                              ---------------    -------------
     Total liabilities                                          1,033,205,925    1,062,678,046
                                                              ---------------    -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value): Authorized
   5,000,000 shares; none issued                                            -                -
 Common stock ($.01 par value): Authorized
   20,000,000 shares; issued 4,470,049 shares
   at March 31, 1996 and December 31, 1995                             44,700           44,700
 Additional paid-in capital                                        43,400,171       43,197,276
 Retained earnings, subject to certain restrictions                50,831,413       49,140,260
 Unrealized loss on assets available for sale, net                 (2,137,792)        (666,313)
 Unamortized restricted stock awards                                 (515,766)        (616,055)
 Unallocated ESOP shares                                           (5,929,409)      (6,115,907)
 Treasury stock, at cost: 288,486 shares and 296,486 shares
   at March 31, 1996 and December 31, 1995, respectively           (4,605,543)      (4,733,223)
                                                              ---------------    -------------
     Total stockholders' equity                                    81,087,774       80,250,738
                                                              ---------------    -------------
                                                                1,114,293,699    1,142,928,784
                                                              ===============    =============


See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income

                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)




                                                           1996         1995
                                                       ------------  ----------
Interest and dividend income:
   Loans receivable                                     $15,792,584  10,228,889
   Mortgage-backed securities                             3,528,805   3,319,626
   Investment securities                                    749,005     469,882
   Interest-bearing demand deposits                         168,909      44,985
   Stock in Federal Home Loan Banks                         270,678     218,342
                                                        -----------  ----------
               Total interest and dividend income        20,509,981  14,281,724
                                                        -----------  ----------
Interest expense:
   Savings deposits                                      11,225,164   6,324,749
   Borrowed money                                         2,251,714   3,653,880
                                                        -----------  ----------
               Total interest expense                    13,476,878   9,978,629
                                                        -----------  ----------
               Net interest income                        7,033,103   4,303,095
Provision for losses on loans                               165,000      90,000
                                                        -----------  ----------
               Net interest income after provision
                  for losses on loans                     6,868,103   4,213,095
                                                        -----------  ----------
Noninterest income:
   Servicing and other loan fees                            243,137      53,857
   Fees for other services to customers                     127,449      49,739
   Gains on sale of mortgage-backed securities, net         507,613           -
   Gains on sale of loans receivable, net                   149,346       8,158
   Gain on real estate operations                           368,050     203,073
   Other                                                    211,361      83,530
                                                        -----------  ----------
               Total noninterest income                   1,606,956     398,357
                                                        -----------  ----------
Noninterest expense:
   General and administrative:
     Compensation and employee benefits                   2,541,691   1,318,500
     Occupancy                                              533,461     361,425
     Advertising                                            122,769      87,056
     Federal insurance premiums                             503,397     288,187
     Legal, examination, and other
       professional fees                                    385,601     136,837
     Other                                                  893,106     351,896
                                                        -----------  ----------
               Total general and administrative           4,980,025   2,543,901
   Amortization of excess cost over fair value
     of net assets acquired                                 250,042           -
                                                        -----------  ----------
               Total noninterest expense                  5,230,067   2,543,901
                                                        -----------  ----------
               Income before income taxes                 3,244,992   2,067,551
Income tax expense                                        1,254,500     766,000
                                                        -----------  ----------
               Net income                               $ 1,990,492   1,301,551
                                                        ===========  ==========

Earnings per share                                             $.50         .32
                                                        ===========  ==========

See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 1996

                                  (unaudited)


                                                                       Unrealized
                                                                       gain (loss)
                                                                        on assets  Unamortized  Unallo-                    Total
                              Common stock      Additional              available  restricted    cated                     stock-
                           -------------------   paid-in     Retained   for sale,    stock        ESOP       Treasury     holders'
                            Shares     Dollars   Capital     earnings     net        awards       shares      stock       equity
                           ---------  --------  ----------  ---------- ----------- ----------  ------------ -----------  ----------
Balance at December 31,
 1995                      4,173,563   $44,700  43,197,276  49,140,260   (666,313)   (616,055) (6,115,907)  (4,733,223)  80,250,738
Net income                         -         -           -   1,990,492          -           -           -            -    1,990,492
Amortization of restricted
   stock awards                    -         -           -           -          -     100,289            -           -      100,289
Amortization of ESOP awards        -         -     198,575           -          -           -      186,498           -      385,073
Change in unrealized
   gain (loss) on assets
   available for sale, net         -         -           -           - (1,471,479)          -            -           -   (1,471,479)
Dividends declared
   ($0.08 per share)               -         -           -    (299,339)         -           -            -          -     (299,339)
Stock options exercised        8,000         -     (47,680)          -          -           -            -     127,680       80,000
Tax benefit of
 non-incentive
 stock options exercised           -         -      52,000           -          -           -           -            -       52,000
                           ---------  --------  ----------  ---------- ----------  ----------  -----------  ----------  -----------
Balance at March 31, 1996  4,181,563   $44,700  43,400,171  50,831,413 (2,137,792)   (515,766)  (5,929,409) (4,605,543)  81,087,774
                           =========  ========  ==========  ========== ==========  ==========  ===========  ==========  ===========


See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                    1996           1995
                                                ------------   ------------
Cash flows from operating activities:
  Net income                                  $  1,990,492   $  1,301,551
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization:
      Office properties and equipment              197,125        140,745
      Discounts and premiums, net                  (99,176)        98,604
      ESOP and restricted stock awards             485,362        241,028
      Excess of cost over fair value
       of net assets acquired                      250,042             -
    Decrease in accrued interest receivable        578,357        280,260
    Increase (decrease) in accrued interest
     payable                                        16,448       (111,116)
    Provision for losses on loans                  165,000         90,000
    Net gain on sales of assets                 (1,093,051)        (8,158)
    Increase in income taxes payable               356,030        658,000
    Increase (decrease) in deferred taxes         (426,824)     1,101,000
    Decrease in payable for check fundings      (5,699,462)    (6,001,811)
    Other, net                                     (77,931)    (2,582,941)
                                              ------------   ------------
        Net cash used in operating activities   (3,357,588)    (4,792,838)
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                            65,290,721     16,703,522
    Mortgage-backed securities                   5,242,901      2,524,059
  Proceeds from maturity of investment
   securities                                   17,000,000      2,000,000
  Proceeds from sale of:
    Loans receivable                            18,778,606        831,258
    Mortgage-backed securities                  32,066,566             -
  Cash invested in:
    Loans receivable                           (83,515,472)   (31,647,861)
    Mortgage-backed securities                 (19,851,914)            -
    Investment securities                       (5,000,000)    (5,994,413)
  Proceeds from sale of real estate              1,661,345          8,422
  Investment in real estate                       (120,513)            -
  Proceeds from sale of office properties
   and equipment                                   106,991        119,872
  Purchase of office properties and equipment     (712,621)       (82,957)
                                              ------------   ------------
      Net cash provided by (used in)
       investing activities                     30,946,610    (15,538,098)
                                              ------------   ------------
Cash flows from financing activities:
  Increase in savings deposits, net              8,903,484     34,044,354
  Decrease in borrowed money, net              (34,188,750)   (15,702,782)
  Increase in advance payments by
   borrowers for taxes and insurance             2,260,101      1,645,017
  Proceeds from stock options exercised             80,000             -
  Dividends paid                                  (299,339)            -
                                              ------------   ------------
      Net cash provided by (used in)
       financing activities                    (23,244,504)    19,986,589
                                              ------------   ------------
      Increase (decrease) in cash and
       cash equivalents                          4,344,518       (344,347)
Cash and cash equivalents at beginning
 of period                                      20,690,764      8,090,611
                                              ------------   ------------
Cash and cash equivalents at end of period    $ 25,035,282   $  7,746,264
                                              ============   ============

Supplemental disclosures of cash flow
 information:
    Interest paid                             $ 13,460,430   $ 10,089,745
    Income taxes paid                              241,384             -
  Noncash investing activities:
    Additions to real estate acquired
     in settlement of loans or through
     foreclosure                                   800,330             -
    Loans originated to finance the
     sale of real estate                            21,850             -
  Noncash financing activity - interest
   credited                                      8,437,166      4,899,653
                                              ============   ============

See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                March 31, 1996
                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1996 and 1995.

     Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  Principles of Consolidation
     ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Jefferson Savings and Loan Association, F.A. (the Association) and First Federal Savings Bank of North Texas (the Bank). The Association's wholly owned subsidiaries are J.S. Services, Inc., J.S. Services of Florida, Inc., JS&L Realty, Inc. and Jefferson Financial Corporation. The Bank's wholly owned subsidiaries are First Service Corporation, Inc. and North Texas Financial Services, Inc. All significant intercompany items have been eliminated.

(3)  Business Combinations
     ---------------------

     On May 31, 1995, the Company completed its acquisitions of North Texas
      Savings and Loan Association, Denton, Texas (North Texas) and First Federal Savings Bank of Longview, Longview, Texas (Longview) in exchange for cash of $28.3 million and $12.8 million, respectively. North Texas' total assets were $190.7 million, consisting primarily of loans receivable of $126.9 million and mortgage-backed securities of $49.5 million; North Texas' total deposits were $148.2 million. Longview's total assets were $134.5 million, consisting primarily of loans receivable of $66.0 million and mortgage-backed securities of $34.0 million; Longview's total deposits were $120.0 million. On July 13, 1995, the Company completed its acquisition of Shelby-Panola Savings Association, Carthage, Texas (Shelby-Panola) in exchange for cash of $10.9 million. Shelby-Panola's total assets were $55.6 million, consisting primarily of investment securities of $22.9 million, loans receivable of $14.3 million, and mortgage-backed securities of $12.2 million; Shelby-Panola's total deposits were $44.8 million. As a result of the North Texas acquisition, the Company added five branches in the suburban Dallas counties of Denton, Collin, Tarrant, and Wise and, as a result of the Longview acquisition, added five branches in the Northeast Texas counties of Gregg and Harrison. The acquisition of Shelby-Panola added one branch in Panola County, Texas. The acquisitions, which were funded by available cash and borrowings, were accounted for using the purchase method of accounting and accordingly, the results of operations have been included in the Company's results of operations from the respective transaction dates. The excess of cost over fair value of net assets acquired was approximately $15 million. Upon completion of the acquisitions, North Texas, Longview, and Shelby-Panola were consolidated under a single federal charter and operate under the common name of First Federal Savings Bank of North Texas (First Federal).

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


   The following unaudited information presents pro forma results of operations of the Company for the three month period ending March 31, 1995, assuming the acquisitions had taken place on January 1, 1995.

                (In thousands, except per share data)

                Net interest income        $ 6,306
                                           -------
                Net income                   1,645
                                           =======

                Earnings per share           $ .40
                                           =======

(4)  Earnings Per Share
     ------------------

     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. Common shares held by the Company's Employee Stock Ownership Plan (ESOP) that have not been committed to be released are excluded from the computation of weighted average common shares outstanding during the period.

     Earnings per share for the first quarter of 1996 and 1995 have been computed based upon net income for the three months ended March 31, 1996 and 1995, using 3,961,380 and 4,061,558 weighted average common shares and common stock equivalents outstanding, respectively.

(5)  Recent Regulatory Developments
     ------------------------------

     The deposits of the Association and First Federal are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), which insures the deposits of commercial banks, are the two deposit insurance funds administered by the FDIC. Upon achieving the statutory reserve ratio of 1.25% of insured deposits, the deposit insurance assessment rates for BIF members were lowered from a range of .23% to .31% of insured deposits to a range of .04% to .31% and subsequently lowered to the point that most BIF members currently pay the statutory minimum assessment of $2,000 per year. As a result, BIF members generally will pay lower premiums than the SAIF members whose assessment rates continue to range from .23% to .31% of insured deposits. The FDIC has indicated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments. As a result of the disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. Proposed legislation under consideration by the United States Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. The special assessment rate is anticipated to be .85% to .90% of insured deposits. Based upon The Company's level of SAIF deposits at March 31, 1995 (including the pro forma effect of the acquisitions of North Texas, Longview and Shelby-Panola), and assuming a special assessment of .90%, the Company's assessment would be approximately $8 million on a pre-tax basis. If the legislation is enacted, the special assessment would significantly increase non-interest expense and adversely effect the Company's results of operations during the quarter when it is enacted. Conversely, depending upon the Company's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly to as low as $2,000 annually for future periods.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



The following discussion reviews the financial condition and the results of operations of the Company as of and for the three months ended March 31, 1996.

FINANCIAL CONDITION

The Company's total assets decreased $28.6 million, or 2.5%, from $1,142.9 million at December 31, 1995 to $1,114.3 million at March 31, 1996. This decrease was due principally to a $19.2 million, or 8.2%, decrease in mortgage-backed securities and a $12.3 million, or 25.4%, decrease in investment securities. Proceeds from the reduction in mortgage-backed securities and investment securities were used primarily to reduce borrowed money. Loan originations and purchases totaled approximately $82 million and $2 million, respectively, and principal repayments totaled approximately $65 million during the quarter ended March 31, 1996 compared to loan originations and purchases of approximately $15 million and $16 million, respectively, and principal repayments of approximately $17 million during the quarter ended March 31, 1995. The increased level of loan originations was the result of the Company's continued focus on its retail sales culture and the activity contributed by First Federal which was acquired in three transactions accounted for as purchases in May and July 1995.

The Company's savings deposits increased $9.0 million, or 1.0%, during the first quarter of 1996. The increase in savings deposits was used primarily to reduce borrowed money. Borrowed money (consisting primarily of advances from the Federal Home Loan Bank) decreased by $34.2 million, or 20.0%, from $175.0 million at December 31, 1995 to $140.8 million at March 31, 1996.

Total stockholders' equity increased by $837,000, or 1.0%, to $81.1 million at March 31, 1996 from $80.3 million at December 31, 1995. The Company's ratio of stockholders' equity to assets increased to 7.28% at March 31, 1996 from 7.02% at December 31, 1995. The increase in stockholders' equity reflects the Company's first quarter earnings of $2.0 million and the amortization of certain stock awards during the quarter, partially offset by a $1.5 million increase in unrealized losses on assets available for sale and the payment of $299,000 in dividends to stockholders. The Company did not engage in any open-market repurchases of its common stock during the first quarter of 1996. The Company's book value per share at March 31, 1996 was $21.59 compared to $21.49 at December 31, 1995. Unallocated ESOP shares of 425,836 and 439,830 were excluded in calculating book value per share at March^31, 1996 and December 31, 1995, respectively.

RESULTS OF OPERATIONS

NET INCOME

Net income increased $689,000, or 52.9%, from $1,302,000, or $.32 per share, for the three months ended March^31, 1995 to $1,990,000, or $.50 per share, for the three months ended March^31, 1996. The increase in net income was primarily the result of a $2.7 million increase in net interest income and a $1.2 million increase in noninterest income, partially offset by a $2.7 million increase in noninterest expense and a $488,000 increase in income tax expense. The Company's annualized returns on average assets and average equity were .70% and 9.84%, respectively, for the first quarter of 1996 compared to .60% and 7.04% for the first quarter of 1995. The increases in the returns on average equity and average assets were attributable to the inclusion of the results of operations of First Federal which was acquired in three transactions accounted for as purchases in May and July 1995. Under the purchase method of accounting, the results of operations of each of the acquired companies are only included from their dates of acquisition.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued


NET INTEREST INCOME

Net interest income for the first quarter of 1996 increased $2.7 million, or 63.4%, to $7.0 million compared to $4.3 million for the first quarter of 1995. The increase in net interest income was the result of significant growth in net interest-earning assets and an improved interest rate spread. The average balance of interest-earning assets increased $236.7 million, or 27.6%, from $858.1 million for the quarter ended March 31, 1995 to $1.1 billion for the quarter ended March 31, 1996. The Company's interest rate spread increased from 1.56% during the first quarter of 1995 to 2.28% during the first quarter of 1996 and the Company's net interest margin increased from 2.01% to 2.57% during the same periods. The increase in the average balance of interest-earning assets was primarily the result of $369.6 million in interest-earning assets purchased in the acquisition of First Federal. The improvement in the interest rate spread was primarily the result of an increase in the yield on loans receivable from 6.90% during the first quarter of 1995 to 8.04% during the corresponding period of 1996. This increase in yield was caused by the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio and the addition of the loan portfolios of First Federal.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans for the first quarter of 1996 was $165,000 compared to $90,000 for the like period in 1995. At March 31, 1996, the allowance for losses on loans was $5,251,000, or .67% of total loans compared to $5,096,000, or .65% at December 31, 1995. The ratio of nonaccruing loans to total loans was .38% at March 31, 1996 compared to .29% at December 31, 1995. Management considers many factors in determining the necessary level of loan loss reserves, including a detailed analysis of impaired loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the rest of the real estate market, and current and prospective economic conditions.

NONINTEREST INCOME

Total noninterest income increased $1.2 million, or 303.4%, from $398,000 for the quarter ended March 31, 1995 to $1.6 million for the quarter ended March 31, 1996. The increase was primarily due to a $508,000 increase in gain on sale of mortgage-backed securities, a $189,000 increase in servicing and other loan fees, a $165,000 increase in gain on real estate operations, a $141,000 increase in gain on sale of loans and a $128,000 increase in other noninterest income. The increase in gain on sale of mortgage-backed securities resulted from the sale of $32.0 million in collateralized mortgage obligations during the quarter ended March 31, 1996. Management decided to restructure a portion of the Company's mortgage-backed securities portfolio to improve the Company's interest rate risk position. No such sales occurred during the like period in 1995. The increase in gain on real estate operations was primarily the result of a $324,000 profit on the sale of real estate held for investment during the quarter ended March 31, 1996. The increase in servicing and other loan fees was primarily the result of loan fees generated by First Federal. The increase in gain on sale of loans was primarily the result of increased loan sales from $831,000 for the quarter ended March 31, 1995 to $18.8 million for the quarter ended March 31, 1996. The gain on sale of loans represents origination and other fees retained by the Company in connection with the sale of fixed-rate loans originated for sale to institutional investors generally on an individual loan basis. The increased sales volume reflects the borrowers' increased demand for fixed-rate loans during 1996 combined with sales activity from First Federal. The increase in other noninterest income was due primarily to a $74,000 profit on the sale of assets owned by the Company's subsidiary, J.S. Services of Florida, Inc., during the quarter ended March 31, 1996.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued


NONINTEREST EXPENSE

Noninterest expense increased $2.7 million, or 105.6%, from $2.5 million for the quarter ended March 31, 1995 to $5.2 million for the quarter ended March 31, 1996. Approximately $2.2 million of the increase was attributable to the inclusion of the results of operations of First Federal which was acquired in three transactions accounted for as purchases in May and July 1995. Under the purchase method of accounting, the results of operations of each of the acquired companies are only included from their dates of acquisition. Also contributing to the increase was approximately $190,000 in additional compensation and employee benefits and approximately $110,000 in additional legal and professional fees at the Association. The additional compensation and employee benefits were the result of normal salary increases and the hiring of additional employees to support the Company's sales culture. The additional legal and professional fees were the result of fees paid in connection with income tax planning and legal expenses associated with the Company's acquisition activities. Although the annualized ratio of noninterest expense to average assets increased from 1.17% to 1.85% for the comparable periods, the Company's ratio continues to be well below that of its peers.

INCOME TAX EXPENSE

The Company provides for state and Federal income tax expense based upon income before income taxes. The effective tax rate for the first quarter of 1996 was 38.7% compared to 37.0% for the like period in 1995. The Company accounts for income taxes under the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued


NONPERFORMING ASSETS

Summarized below are nonperforming assets at March 31, 1996 and December 31, 1995. Nonperforming assets do not include a restructured loan with an outstanding balance of $3.1 million at March 31, 1996 and December 31, 1995 on which the borrower has been current in meeting the restructured terms since the date of restructuring. The restructured loan provides for principal amortization, and the loan has an interest rate and other terms that are at least equal to market terms.

                                                     March 31,   December 31,
                                                        1996         1995
                                                     ----------  -------------
                                                      (dollars in thousands)

          Restructured loans                           $ 3,644          3,659
                                                       -------          -----

          Nonaccruing loans:
            Residential real estate                    $ 1,681          1,684
            Commercial real estate                           1             26
            Construction                                 1,250            707
            Commercial                                       6             15
            Consumer                                        21             42
                                                       -------          -----
               Total nonaccruing loans                   2,959          2,474
                                                       -------          -----

          Foreclosed real estate, net                    4,196          3,670
                                                       -------          -----

               Restructured and nonaccruing loans
                and foreclosed assets, net             $10,799          9,803
                                                       =======          =====

               Nonperforming assets, net               $ 7,694          6,690
                                                       =======          =====

          Nonperforming assets, net as a
            percentage of total assets                    0.69%          0.59%
                                                       =======          =====

Total nonperforming assets increased $1.0 million from $6.7 million at December 31, 1995 to $7.7 million at March 31, 1996 primarily as the result of a $543,000 increase in nonaccruing construction loans and a $526,000 increase in real estate acquired through foreclosure. The increase in nonaccruing construction loans was due to the addition of two loans secured by single family residences. The increase in real estate acquired through foreclosure was the result of foreclosure on two loans secured by single family residences.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when contractual amounts due are deemed uncollectible, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

At March 31, 1996, the Company had $3.8 million of impaired loans, which are represented by loans on nonaccrual status and loans internally classified. At March 31, 1996 $40,000 of impaired loans had specific reserves of $23,000 and the remaining impaired loans of $3.8 million had no specific reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued


The Association and the Bank meet all existing regulatory capital requirements. Capital ratios at March 31, 1996, as computed under OTS capital standards, are as follows:


                                                   Regulatory Capital
                                 --------------------------------------------------------
                                 Tangible                Core                  Risk-based
                                 --------                -----                 ----------
                                                 (Dollars in Thousands)
Association's regulatory
 capital                          $44,437   5.95%    $44,437    5.95%    $48,347    13.24%

Capital requirement                11,208   1.50      22,417    3.00      29,221     8.00
                                  -------   ----     -------    ----     -------    -----

Excess                            $33,229   4.45%    $22,020    2.95%    $19,126     5.24%
                                  =======   ====     =======    ====     =======    =====

                                                   Regulatory Capital
                                 --------------------------------------------------------
                                 Tangible                Core                  Risk-based
                                 --------                -----                 ----------
                                                 (Dollars in Thousands)
Bank's regulatory capital         $21,482   5.65%    $21,482    5.65%    $22,775     9.31%

Capital requirement                 5,706   1.50      11,955    3.00      19,571     8.00
                                  -------   ----     -------    ----     -------    -----

Excess                            $15,776   4.15%    $ 9,527    2.65%    $ 3,204     1.31%
                                  =======   ====     =======    ====     =======    =====


The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments, which include, among other investments, certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds sold, and bankers' acceptances. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.78% and 9.27% at December 31, 1995 and March 31, 1996, respectively. The Bank's liquidity ratios were 16.61% and 11.23% at December 31, 1995 and March 31, 1996, respectively.

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and cash flows from operations. In addition, the Association and the Bank have substantial borrowing authority with the Federal Home Loan Banks and the ability to borrow against its investment portfolio.

The principal uses of funds by the Company include the origination of loans secured by real estate and the purchase of investment securities and mortgage-backed securities.

The Company's primary source of cash for investing and operating activities has been principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and mortgage-backed securities, and proceeds from maturing investment securities. Cash flows from investing activities provided $30.9 million in funds during the first quarter of 1996. First quarter cash flows from investing activities which consisted primarily of $70.5 million in principal repayments on loans and mortgage-backed securities, $50.8 million in sales of loan and mortgage-backed securities and $17.0 million in proceeds from maturing investment securities, provided sufficient funds for the Company's investing activities of originating loans and purchasing mortgage-backed and investment securities. In addition, cash flows from investing activities and increases in savings deposits during the first quarter of 1996 were used to reduce borrowed money by $34.2 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1996, the Company had commitments to originate

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued


loans of $14.3 million, to purchase residential adjustable-rate mortgages of $1.5 million, and to sell loans of $5.2 million. Certificates of deposit which are scheduled to mature in one year or less at March 31, 1996 totaled $515.7 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at March 31, 1996, the Association has an available line of credit with the FHLB of Des Moines totaling $73.5 million.

Legislation currently being considered by the U.S. Congress would require savings associations with deposits insured by the SAIF, like the Company's Jefferson Savings and First Federal of North Texas subsidiaries, to pay a one-time special assessment in order to increase the reserve level of the SAIF to the statutorily required 1.25% of insured deposits. It is estimated that the special assessment would equal .85% to .90% of each SAIF-insured savings association's deposits as of March 31, 1995. It is anticipated that after the SAIF is recapitalized through the special assessment, the assessment rates for SAIF deposit insurance will be reduced from the current range of .23% to .31% of insured deposits to the same levels as the assessment rates for banks with deposits insured by the Bank Insurance Fund which now range from the statutory minimum of $2,000 per annum for well capitalized banks with the highest supervisory rating to .23% of deposits for less capitalized banks with lower supervisory ratings. The Company cannot predict whether the special assessment legislation will be adopted, whether it will be adopted in its current form or whether the Company's future SAIF premiums would be reduced as a result. If the proposed legislation is enacted in its current form and assuming a special assessment of .90%, the Company's subsidiaries would be required to pay an aggregate special assessment equal to approximately $8 million on a pre-tax basis. Although the Company believes that it has sufficient funds available to pay such a special assessment and would continue to be in compliance with all applicable capital requirements after payment of the special assessment, the special assessment would significantly increase noninterest expense and adversely affect results of operations during the periods in which the expense is reported. In addition, the Company may consider an infusion of additional capital into the subsidiary institutions to maintain their status as "well capitalized" institutions for purposes of federal banking regulations.

IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in the measurements of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.
Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the present interest rate environment, the liquidity, maturity structure, and quality of the Company's assets and liabilities are important factors in the maintenance of acceptable performance levels.

IMPACT OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires, among other things, that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the provisions of SFAS 121 on January 1, 1996 did not have a material impact on the Company's financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued



ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) an amendment of FASB Statement No. 65. SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans and no cost should be allocated to mortgage servicing rights. SFAS 122 also requires that a mortgage enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material effect on the Company's financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company has elected to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 did not have any impact on the Company's financial condition or results of operations.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        Not applicable.

Item 2. Changes in Securities
        ---------------------

        Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits:

        The following exhibits are filed with this Form 10Q:
        Exhibit No.      Description
        -----------      -----------
        27               Financial Data Schedule

        Reports on Form 8-K:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JEFFERSON SAVINGS BANCORP, INC.
                                 Registrant



Date:  May 14, 1996              /s/ Paul J. Milano
                                 -----------------------------------------
                                 Paul J. Milano
                                 Senior Vice President and Chief Financial
                                 Officer