Form 10-Q
period 1996-06-30
JEFFERSON SAVINGS BANCORP INC
filed 1996-08-14
CIK 895470

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ---------------------------

                                   FORM 10-Q



     (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

         OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________


                          Commission File #0-21466

                        JEFFERSON SAVINGS BANCORP, INC.
          ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          43-1625841
- ------------------------------                    ----------------------------
(State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)

14915 Manchester Road, Ballwin, Missouri                        63011
- ----------------------------------------                        -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code  (314) 227-3000
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

                              YES   X    NO
                                  -----     -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at July 31, 1996
- -----------------------------------        ------------------------------------
Common Stock, Par Value $.01                         4,181,795 shares

                        JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                              INDEX to Form 10-Q





                                                                        PAGE
                                                                        ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  -   Consolidated Balance Sheets                         3

                  -   Consolidated Statements of Operations               4

                  -   Consolidated Statement of Stockholders' Equity      5

                  -   Consolidated Statements of Cash Flows               6

                  -   Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      20

         Item 2.  Changes in Securities                                  20

         Item 3.  Defaults Upon Senior Securities                        20

         Item 4.  Submission of Matters to a Vote of Security Holders    20

         Item 5.  Other Information                                      20

         Item 6.  Exhibits and Reports on Form 8-K                       20

         SIGNATURES                                                      21

                        JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                                      June 30,    December 31,
               Assets                                   1996          1995
               ------                                   ----          ----
Cash                                            $    1,679,158       1,945,276
Interest-bearing demand deposits                    11,879,070      18,745,488
Federal funds sold                                   6,365,000          -
Investment securities available for sale, at
 fair value (amortized cost of $86,252,203
 and $48,443,789 at June 30, 1996 and
 December 31, 1995, respectively)                   86,296,384      48,590,166
Mortgage-backed securities available for sale,
 net, at fair value (amortized cost of
 $165,142,282 and $234,160,389 at June 30,
 1996 and December 31, 1995, respectively)         160,469,704     232,882,760
Loans receivable, net                              805,374,029     788,085,287
Investment in real estate, net                       4,278,128       4,681,972
Stock in Federal Home Loan Banks                    15,073,400      16,520,100
Office properties and equipment, net                 8,491,299       7,984,488
Excess of cost over fair value of net assets
 acquired                                           14,631,592      14,495,743
Accrued income and other assets                     10,855,118       8,997,504
                                                 -------------    ------------
                                                $1,125,392,882   1,142,928,784
                                                 =============    ============

      Liabilities and Stockholders' Equity
      ------------------------------------

Savings deposits                                $  875,823,187     870,178,701
Borrowed money                                     150,425,215     174,961,956
Deferred tax liability                                 122,000       1,161,000
Advance payments by borrowers for taxes
 and insurance                                       7,892,553       2,875,576
Accrued expenses and other liabilities               8,887,288      13,500,813
                                                 -------------    ------------
     Total liabilities                           1,043,150,243   1,062,678,046
                                                 -------------    ------------


Commitments and contingencies

Stockholders' equity:
 Preferred stock ($.01 par value):  Authorized
  5,000,000 shares; none issued                         -               -
 Common stock ($.01 par value):  Authorized
  20,000,000 shares; issued 4,470,049 shares
  at June 30, 1996 and December 31, 1995                44,700          44,700
 Additional paid-in capital                         43,615,648      43,197,276
 Retained earnings, subject to certain
  restrictions                                      52,148,799      49,140,260
 Unrealized loss on assets available for
  sale, net                                         (2,777,394)       (666,313)
 Unamortized restricted stock awards                  (451,294)       (616,055)
 Unearned ESOP shares                               (5,732,277)     (6,115,907)
 Treasury stock, at cost: 288,486 shares and
  296,486 shares at June 30, 1996 and
  December 31, 1995, respectively                   (4,605,543)     (4,733,223)
                                                 -------------    ------------
     Total stockholders' equity                     82,242,639      80,250,738
                                                 -------------    ------------
                                                $1,125,392,882   1,142,928,784
                                                 =============    ============

See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVIDGS BANCORP, INC
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

               Three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                    Three months               Six months
                                    ended June 30,              ended 30,
                                   ---------------            -------------
                                 1996          1995         1996        1995
                             ------------  ------------  ----------  -----------
Interest and dividend
 income:
   Loans receivable           $15,902,163   12,046,311   31,694,747   22,275,200
   Mortgage-backed
    securities                  3,274,159    3,739,362    6,802,964    7,058,988
   Investment securities          527,858      626,627    1,276,863    1,096,509
   Interest-bearing demand
    deposits
     and federal funds sold       192,230       82,875      361,139      127,860
   Stock in Federal Home
    Loan Banks                    259,388      236,568      530,066      454,910
                              -----------   ----------   ----------   ----------
           Total interest
           and dividend
           income              20,155,798   16,731,743   40,665,779   31,013,467
                              -----------   ----------   ----------   ----------
Interest expense:
   Savings deposits            10,968,090    8,063,386   22,193,254   14,388,135
   Borrowed money               2,094,736    3,669,968    4,346,450    7,323,848
                              -----------   ----------   ----------   ----------
           Total interest
           expense             13,062,826   11,733,354   26,539,704   21,711,983
                              -----------   ----------   ----------   ----------
           Net interest
           income               7,092,972    4,998,389   14,126,075    9,301,484
Provision for losses on
 loans                            165,000       93,760      330,000      183,760
                              -----------   ----------   ----------   ----------
           Net interest
           income after
           provision for
           losses
           on loans             6,927,972    4,904,629   13,796,075    9,117,724
                              -----------   ----------   ----------   ----------
Noninterest income:
   Servicing and other
    loan fees                     136,557      137,494      379,694      191,351
   Fees for other services
    to customers                  115,713       80,295      243,162      130,034
   Gain on sale of
    mortgage-backed
    securities, net               126,759        -          634,372        -
   Gain on sale of loans
    receivable, net                71,982       53,215      221,328       61,373
   Gain (loss) on real
    estate operations,
    net                            48,252      (25,305)     416,302      177,768
   Other                          181,181      128,388      392,542      211,918
                              -----------   ----------   ----------   ----------
           Total
           noninterest
           income                 680,444      374,087    2,287,400      772,444
                              -----------   ----------   ----------   ----------
Noninterest expense:
   General and
    administrative:
     Compensation and
      employee benefits         2,571,284    1,648,405    5,112,975    2,966,905
     Occupancy                    477,206      409,537    1,010,667      770,962
     Advertising                  147,784       68,466      270,553      155,522
     Federal insurance
      premiums                    503,742      338,726    1,007,139      626,913
     Legal, examination,
      and other
      professional fees           292,172      167,422      677,773      304,259
     Other                        716,461      483,644    1,609,567      835,540
                              -----------   ----------   ----------   ----------
           Total general
           and adminis-
           trative              4,708,649    3,116,200    9,688,674    5,660,101
   Amortization of excess
    cost over fair
    value of net assets
    acquired                      250,043        -          500,085        -
                              -----------   ----------   ----------   ----------

           Total
           noninterest
           expense              4,958,692    3,116,200   10,188,759    5,660,101
                              -----------   ----------   ----------   ----------

           Income before
           income taxes         2,649,724    2,162,516    5,894,716    4,230,067
Income tax expense              1,033,000      756,237    2,287,500    1,522,237
                              -----------   ----------   ----------   ----------
           Net income         $ 1,616,724    1,406,279    3,607,216    2,707,830
                              ===========   ==========   ==========   ==========

Earnings per share                  $ .41          .34          .91          .66
                                      ===          ===          ===          ===

See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                        Six months ended June 30, 1996

                                  (Unaudited)

                                                                                                        Unrealized
                                                                                                         loss on
                                                                                                          assets
                                         Common stock               Additional                            avail-
                                   -----------------------           paid-in           Retained          able for
                                   Shares          Dollars           capital           earnings          sale, net
                                   ------          -------           -------           --------          ---------
Balance at December 31,
 1995                            4,173,563         $  44,700         43,197,276        49,140,260          (666,313)

Net income                           -                 -                  -             3,607,216             -

Amortization of restricted
   stock awards                      -                 -                  -                 -                 -

Amortization of ESOP awards          -                 -                407,758             -                 -

Change in unrealized loss
   on assets available
   for sale, net                     -                 -                  -                 -            (2,111,081)

Dividends paid                       -                 -                  -              (598,677)            -

Dividends on allocated ESOP
   shares paid in Company
   stock                             -                 -                  6,294             -                 -

Stock options exercised              8,000             -                (47,680)            -                 -

Tax benefit of nonincentive
   stock options exercised           -                 -                 52,000             -                 -
                                ----------       -----------         ----------        ----------        ----------

Balance at June 30, 1996         4,181,563          $ 44,700         43,615,648        52,148,799        (2,777,394)
                                ==========       ===========         ==========        ==========        ==========

                                   Unamor-
                                   tized                                                 Total
                                 restricted        Unearned                              stock-
                                   stock             ESOP             Treasury          holders'
                                   awards           shares              stock            equity
                                 ---------         ---------         ----------        ----------

Balance at December 31,
 1995                             (616,055)        (6,115,907)       (4,733,223)       80,250,738

Net income                           -                  -                 -             3,607,216

Amortization of restricted
   stock awards                    164,761              -                 -               164,761

Amortization of ESOP awards          -                372,995             -               780,753

Change in unrealized loss
   on assets available
   for sale, net                     -                  -                 -            (2,111,081)

Dividends paid                       -                  -                 -              (598,677)

Dividends on allocated ESOP
   shares paid in Company
   stock                             -                 10,635             -                16,929

Stock options exercised              -                  -               127,680            80,000

Tax benefit of nonincentive
   stock options exercised           -                  -                 -                52,000
                                 ---------         ----------        ----------        ----------

Balance at June 30, 1996          (451,294)        (5,732,277)       (4,605,543)       82,242,639
                                 =========         ==========        ==========        ==========

See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                                                    1996                   1995
                                                                    ----                   ----
Cash flows from operating activities:
  Net income                                                  $  3,607,216               2,707,830
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization:
        Office properties and equipment                            399,724                 299,324
        Discounts and premiums, net                               (343,580)                169,281
        ESOP and restricted stock awards                           945,514                 496,359
        Excess of cost over fair value of net
          assets acquired                                          500,085                    -
      Increase in accrued interest receivable                      (66,548)               (327,645)
      Decrease in accrued interest payable                        (171,726)               (566,218)
      Provision for losses on loans                                330,000                 183,760
      Net gain on sales of assets                               (1,373,041)                 (8,948)
      Increase (decrease) in income taxes payable                1,335,457                  (8,363)
      Increase (decrease) in deferred taxes                     (1,039,000)              2,268,578
      Stock dividend from Federal Home Loan Banks                  (65,000)                (40,400)
      Decrease in payable for check fundings                    (4,553,574)             (6,196,714)
      Other, net                                                (2,200,109)             (3,744,697)
                                                                ----------             -----------
              Net cash used in operating activities             (2,694,582)             (4,767,853)
                                                                ----------             -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                           140,468,393              44,555,724
    Mortgage-backed securities                                  12,754,358               6,754,062
  Proceeds from maturity of investment securities               21,250,000               8,000,000
  Proceeds from sale of:
    Loans receivable                                            29,988,053               5,212,553
    Mortgage-backed securities                                  86,352,031                    -
    Federal Home Loan Bank stock                                 1,511,700                    -
  Cash invested in:
    Loans receivable                                          (187,952,107)            (63,831,522)
    Mortgage-backed securities                                 (29,836,277)                   -
    Investment securities                                      (59,000,000)             (5,994,413)
    Federal Home Loan Bank stock                                     -                    (223,800)
  Proceeds from sale of real estate                              1,819,571                 200,690
  Investment in real estate                                       (121,950)                   -
  Proceeds from sale of office properties and
    equipment                                                      106,991                 119,872
  Purchase of office properties and equipment                     (965,968)               (117,032)
  Cash paid for acquisitions                                         -                 (41,117,029)
  Cash and cash equivalents from acquisitions                        -                  20,143,654
                                                                ----------             -----------
              Net cash provided by (used in)
                investing activities                            16,374,795             (26,297,241)
                                                                ----------             -----------
Cash flows from financing activities:
  Increase in savings deposits, net                              5,590,692              47,466,770
  Decrease in borrowed money, net                              (24,536,741)               (583,625)
  Increase in advance payments by borrowers for
    taxes and insurance                                          5,016,977               3,539,508
  Proceeds from stock options exercised                             80,000                  80,000
  Dividends paid                                                  (598,677)                   -
                                                                ----------             -----------
              Net cash provided by (used in)
                financing activities                           (14,447,749)             50,502,653
                                                                ----------             -----------
              Increase (decrease) in cash and
                cash equivalents                                  (767,536)             19,437,559

Cash and cash equivalents at beginning of period                20,690,764               8,090,611
                                                                ----------             -----------
Cash and cash equivalents at end of period                   $  19,923,228              27,528,170
                                                                ==========             ===========
Supplemental disclosures of cash flow information:
  Interest paid                                              $  26,711,430              22,285,884
  Income taxes paid                                              1,695,384               1,467,599
  Noncash investing activities:
    Additions to real estate acquired in settle-
      ment of loans or through foreclosure                         974,904                  77,239
    Loans originated to finance the sale of real
      estate                                                        60,026                    -
    Assets acquired, net of cash and cash
      equivalents                                                     -                319,306,584
    Liabilities assumed                                               -                298,333,209
  Noncash financing activity - interest credited                16,094,413              11,365,991
                                                                ==========             ===========

See accompanying notes to consolidated financial statements.

                        JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1996

                                  (Unaudited)



(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1996 and 1995, respectively.

     Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  Principles of Consolidation
     ---------------------------
     The accompanying unaudited consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Jefferson Savings and Loan Association, F.A. (the Association) and First Federal Savings Bank of North Texas (First Federal or the Bank). The Association's wholly owned subsidiaries are J.S. Services, Inc., J.S. Services of Florida, Inc., JS&L Realty, Inc., and Jefferson Financial Corporation. The Bank's wholly owned subsidiaries are First Service Corporation, Inc. and North Texas Financial Services, Inc. All significant intercompany items have been eliminated.

(3)  Business Combinations
     ---------------------
     On May 31, 1996, the Company completed its acquisitions of North Texas
       Savings and Loan Association, Denton, Texas (North Texas) and First Federal Savings Bank of Longview, Texas (Longview) in exchange for cash of $28.3 million and $12.8 million, respectively. North Texas' total assets were $190.7 million, consisting primarily of loans receivable of $126.9 million and mortgage-backed securities of $49.5 million; North Texas' total deposits were $148.2 million. Longview's total assets were $134.5 million, consisting primarily of loans receivable of $66.0 million and mortgage-backed securities of $34.0 million; Longview's total deposits were $120.0 million. On July 13, 1995, the Company completed its acquisition of Shelby-Panola Savings Association, Carthage Texas (Shelby-Panola) in exchange for cash of $10.9 million. Shelby-Panola's total assets were $55.6 million, consisting primarily of investment securities of $22.9 million, loans receivable of $14.3 million, and mortgage-backed securities of $12.2 million; Shelby-Panola's total deposits were $44.8 million. As a result of the North Texas acquisition, the Company added five branches in the suburban Dallas counties of Denton, Collin, Tarrant, and Wise and, as a result of the Longview acquisition, added five branches in the Northwest Texas counties of Gregg and Harrison. The acquisition of Shelby-Panola added one branch in Panola County, Texas. The acquisitions, which were funded with available cash and borrowings, were accounted for using the purchase method

                                                             (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     of accounting and, accordingly, the results of operations have been included in the Company's results of operations from the respective transaction dates. The excess of cost over fair value of net assets acquired was approximately $15 million and is being amortized over 15 years. Upon completion of the acquisitions, North Texas, Longview, and Shelby-Panola were consolidated under a single federal charter and operate under the common name of First Federal Savings Bank of North Texas.

   The following unaudited information presents pro forma results of operations of the Company for the three and six months ended June 30, 1995, assuming the acquisitions had taken place on January 1, 1995.


                                      Three months        Six months
                                     ended June 30,     ended June 30,
                                          1995               1995
                                          ----               ----
                                   (In thousands, except per share data)

            Net interest income                $6,125             12,432
            Net income                          1,234              2,878
                                               ======              =====

            Earnings per share                 $  .30                .71
                                                  ===                ===

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

     Earnings per share for the second quarter have been computed based upon net income for the three months ended June 30, 1996 and 1995, using 3,978,771 and 4,091,449 weighted average common shares and common stock equivalents outstanding, respectively. Year-to-date earnings per share for 1996 and 1995 have been computed based upon net income for the six months ended June 30, 1996 and 1995, using 3,970,123 and 4,075,891 weighted average common shares and common stock equivalents outstanding, respectively.

(5)  Recent Regulatory Developments
     ------------------------------
     The deposits of the Association and First Federal are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), which insures the deposits of commercial banks, are the two deposit insurance funds administered by the FDIC. Upon achieving the statutory reserve ratio of 1.25% of insured deposits, the deposit insurance assessment rate for BIF members was lowered from a range of .23% to .31% of insured deposits to a range of .04% to .31% and subsequently lowered to the point that most BIF members currently pay the statutory minimum assessment of $2,000 per year. As a result, BIF members

                                                           (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


generally will pay lower premiums than the SAIF members whose assessment rates continue to range from .23% to .31% of insured deposits. The FDIC has indicated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments. As a result of the disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. Proposed legislation under consideration by the United States Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. The special assessment rate is anticipated to be .85% to .90% of insured deposits. Based upon The Company's level of SAIF deposits at March 31, 1995 (including the pro forma effect of the acquisitions of North Texas, Longview and Shelby-Panola), and assuming a special assessment of .90%, the Company's assessment would be approximately $8 million on a pre-tax basis. If the legislation is enacted, the special assessment would significantly increase noninterest expense and adversely effect the Company's results of operations during the quarter when it is enacted. Conversely, depending upon the Company's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly.

                        JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The following discussion reviews the financial condition and the results of operations of the Company as of and for the three and six months ended June 30, 1996.

FINANCIAL CONDITION

The Company's total assets decreased $17.5 million, or 1.5%, from $1,142.9 million at December 31, 1995 to $1,125.4 million at June 30, 1996. This decrease was due principally to a $72.4 million, or 31.1%, decrease in mortgage-backed securities, partially offset by a $37.7 million, or 77.6% increase in investment securities and a $17.3 million, or 2.2% increase in loans receivable. Proceeds from the reduction in mortgage-backed securities were used primarily to fund loan originations, increase investment securities, and reduce borrowed money. Loan originations and purchases totaled approximately $184 million and $4 million, respectively, and principal repayments totaled approximately $140 million during the six months ended June 30, 1996 compared to loan originations and purchases of approximately $43 million and $21 million, respectively, and principal repayments of approximately $45 million during the six months ended June 30, 1995. The increased level of loan originations was the result of the Company's continued focus on its retail sales culture and the activity contributed by First Federal which was acquired in three transactions accounted for as purchases in May and July 1995.

The Company's savings deposits increased $5.6 million, or .6%, during the first six months of 1996. The increase in savings deposits was used primarily to reduce borrowed money. Borrowed money (consisting primarily of advances from the Federal Home Loan Bank) decreased by $24.5 million, or 14.0%, from $175.0 million at December 31, 1995 to $150.4 million at June 30, 1996.

Total stockholders' equity increased by $2.0 million, or 2.5%, to $82.2 million at June 30, 1996 from $80.3 million at December 31, 1995. The Company's ratio of stockholders' equity to assets increased to 7.31% at June 30, 1996 from 7.02% at December 31, 1995. The increase in stockholders' equity reflects the Company's six-month earnings of $3.6 million and the amortization of certain stock awards during the period, partially offset by a $2.1 million increase in unrealized losses on assets available for sale and the payment of $599,000 in dividends to stockholders. The Company did not engage in any open-market repurchases of its common stock during the first six months of 1996. The Company's book value per share at June 30, 1996 was $21.82 compared to $21.49 at December 31, 1995. Unallocated ESOP shares of 411,843 and 439,830 were excluded in calculating book value per share at June 30, 1996 and December 31, 1995, respectively.

On May 31, 1996, the Company announced the signing of a Definitive Agreement and Plan of Merger providing for the acquisition by the Company of all of the outstanding common stock of Texas Heritage Savings Association/Banc, Rowlett, Texas (Texas Heritage) in exchange for a combination of cash and common stock of the Company, the amount of which will be determined as of the end of the month immediately preceding the month during which the closing takes place. The transaction, which will be accounted for as a purchase, is subject to the approval of regulators and the stockholders of Texas Heritage. Texas Heritage, with assets of approximately $69 million and deposits of approximately $61 million at June 30,

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



1996, operates from its main office in Rowlett, Texas and its three branches located in Garland, Rockwall, and Bedford, Texas. In addition, on June 25, 1996, the Company announced the signing of a Letter of Intent outlining the terms of a proposed acquisition by the Company of all of the outstanding common stock of L & B Financial, Inc., Sulphur Springs, Texas (L & B Financial) in exchange for a combination of cash and common stock of the Company, the amount of which will be determined as of the end of the month immediately preceding the month during which the closing takes place. The transaction, which will be accounted for as a purchase, is subject to the negotiation of a definitive agreement and the approval of regulators and the stockholders of L & B Financial. L & B Financial is the holding company for Loan & Building State Savings Bank, a Texas savings bank formerly known as Sulphur Springs Loan and Building Association. Loan & Building State Savings Bank, with assets of approximately $144 million and deposits of approximately $105 million at June 30, 1996, operates from its main office in Sulphur Springs, Texas and its five branches located in Mt. Vernon, Mt. Pleasant, Daingerfield, Pittsburg, and Texarkana, Texas.

RESULTS of OPERATIONS

Net Income

Net income increased $210,000, or 15.0%, from $1.4 million, or $.34 per share, for the three months ended June 30, 1995 to $1.6 million, or $.41 per share, for the three months ended June 30, 1996. The increase in net income was primarily the result of a $2.1 million increase in net interest income, and a $306,000 increase in noninterest income, partially offset by a $1.8 million increase in noninterest expense and a $277,000 increase in income tax expense. Net income increased $899,000, or 33.2%, from $2.7 million, or $.66 per share, for the six months ended June 30, 1995 to $3.6 million, or $.91 per share, for the six months ended JuneE30, 1996. The increase was the result of a $4.8 million increase in net interest income, and a $1.5 million increase in noninterest income, partially offset by a $4.5 million increase in noninterest expense and a $765,000 increase in income tax expense.

The annualized return on average assets and the annualized return on average equity were .58% and 7.92%, respectively, for the second quarter of 1996 compared to .58% and 7.26% for the second quarter of 1995. The annualized return on average assets and the annualized return on average equity were .64% and 8.87%, respectively, for the first six months of 1996 compared to .59% and 7.16% for the first six months of 1995.

Net Interest Income

Net interest income for the second quarter of 1996 increased $2.1 million, or 41.9%, to $7.1 million compared to $5.0 million for the second quarter of 1995. The increase in net interest income was primarily the result of an improved interest rate spread. The average balance of interest-earning assets increased $147.1 million, or 15.7%, from $938.4 million for the quarter ended June 30, 1995 to $1.1 billion for the quarter ended June 30, 1996. The Company's interest rate spread increased from 1.77% for the quarter ended June 30, 1995 to 2.32% for the quarter ended June 30, 1996 and the Company's net interest margin increased from 2.13% to 2.61% during the same periods. The increase in the average balance of

                                                              (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



interest-earning assets was primarily the result of $369.6 million in interest-earning assets purchased in the acquisition of First Federal during the quarter ended June 30, 1995. The improvement in the interest rate spread was primarily the result of an increase in the yield on loans receivable from 7.44% during the second quarter of 1995 to 7.98% during the second quarter of 1996 and a decrease in the average rate paid on savings deposits from 5.25% to 5.02% for the corresponding periods. The increase in yield was caused by the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio and the addition of the loan portfolios of First Federal. The decrease in the average rate paid on savings deposits was primarily the result of the acquisition of First Federal.

Net interest income for the six months ended June 30, 1996 increased $4.8 million, or 51.9%, to $14.1 million compared to $9.3 million for the six months ended JuneE30, 1995. The increase in net interest income was primarily the result of significant growth in interest-earning assets and an improved interest rate spread. The average balance of interest-earning assets increased $188.7 million, or 20.9%, from $902.9 million for the six months ended June 30, 1995 to $1.1 billion for the six months ended June 30, 1996. The Company's interest rate spread increased from 1.67% for the six months ended June 30, 1995 to 2.30% for the six months ended June 30, 1996 and the Company's net interest margin increased from 2.06% to 2.59% during the same periods. The increase in the average balance of interest-earning assets was primarily the result of $369.6 million in interest-earning assets purchased in the acquisition of First Federal during the quarter ended June 30, 1995. The improvement in the interest rate spread was primarily the result of an increase in the yield on loans receivable from 7.14% during the first six months of 1995 to 8.01% during the corresponding period of 1996. This increase in yield was caused by the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio and the addition of the loan portfolios of First Federal.

Provision for Losses on Loans

The provision for losses on loans for the second quarter of 1996 was $165,000 compared to $94,000 for the like period in 1995 and $330,000 for the first six months of 1996 compared to $184,000 for the like period in 1995. At June 30, 1996, the allowance for losses on loans was $5.4 million, which represented .67% of total loans compared to $5.1 million, or .65%, of total loans at December 31, 1995. The ratio of nonaccruing loans to total loans was .32% at June 30, 1996 compared to .31% at December 31, 1995. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the rest of the real estate market, and current and prospective economic conditions.

Noninterest Income

Total noninterest income increased $306,000, or 81.9%, from $374,000 for the quarter ended June 30, 1995 to $680,000 for the quarter ended June 30, 1996. The increase was primarily due to a $127,000 increase in gain on sale of mortgage-backed securities, a $74,000 increase in gain on real estate operations, and a

                                                             (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



$53,000 increase in other income. The increase in gain on sale of mortgage-backed securities resulted from the sale of approximately $54 million in mortgage-backed securities classified as available for sale during the quarter ended June 30, 1996. Proceeds from this sale were reinvested in FNMA notes which are included in investment securities. No such sales occurred during the like period in 1995. The increase in the gain on real estate operations was largely attributable to $51,000 in net rental income recorded on a real estate property acquired through foreclosure. The increase in other noninterest income balances is largely attributable to $33,000 in earnings from North Texas Financial Services, Inc. during the quarter ended June 30, 1996.

Total noninterest income increased $1.5 million, or 196.1%, from $772,000 for the six months ended June 30, 1995 to $2.3 million for the six months ended June 30, 1996. The increase was primarily due to a $634,000 increase in gain on sale of mortgage-backed securities, a $238,000 increase in gain on real estate operations, a $188,000 increase in servicing and other loan fee income, a $181,000 increase in other noninterest income, a $160,000 increase in gain on sale of loans receivable, and a $113,000 increase in fees for other services to customers. The increase in gain on sale of mortgage-backed securities resulted from the sale of approximately $86 million mortgage-backed securities classified as available for sale in 1996. Proceeds from this sale were used to add $54.0 million in FNMA notes to the investment portfolio and to reduce borrowed money. No such sales occurred during the like period in 1995. The increase in the gain on real estate operations for the six-month period was primarily the result of a $324,000 gain on the sale of real estate held for investment. The increase in servicing and other loan fees was primarily the result of loan fees generated by First Federal. The increase in other noninterest income was due primarily to a $74,000 profit on the sale of assets owned by the Company's subsidiary, J.S. Services of Florida, Inc. The increase in gain on sale of loans receivable was primarily the result of increased loan sales from $5.2 million for the six months ended June 30, 1995 to $30.0 million for the six months ended June 30, 1996. The gain on sale of loans represents origination and other fees retained by the Company in connection with the sale of fixed-rate loans originated for sale to institutional investors generally on an individual loan basis. The increased sales volume reflects the borrowers' increased demand for fixed-rate loans during 1996 combined with sales activity from First Federal. The increase in fees for services to customers was due primarily to NOW account fees generated by First Federal during the six months ended June 30, 1996.

Noninterest Expense

Noninterest expense increased $1.8 million, or 59.1%, from $3.1 million for the quarter ended June 30, 1995 to $5.0 million for the quarter ended June 30, 1996. The increase was primarily attributable to a $923,000 increase in compensation and employee benefit expense, a $250,000 increase in amortization of excess cost over fair value of net assets acquired, a $233,000 increase in other noninterest expense, a $165,000 increase in federal insurance premiums expense, a $125,000 increase in legal, examination, and other professional fees, a $79,000 increase in advertising expense, and a $68,000 increase in occupancy expense. Approximately $1.5 million of the increase was attributable to the inclusion of the results of operations of First Federal which was acquired in three transactions accounted for as purchases in May and July 1995. Under the purchase method of accounting, the

                                                              (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



results of operations of each of the acquired companies are only included from their dates of acquisition. Also contributing to the increase was approximately $201,000 in additional compensation and employee benefits and approximately $70,000 in additional legal and professional fees at the Association. The additional compensation and employee benefits were the result of normal salary increases and the hiring of additional employees to support the Company's sales culture. The additional legal and professional fees were the result of legal expenses associated with the Company's acquisition activities. The annualized ratio of noninterest expense to average assets increased from 1.29% to 1.77% for the comparable periods.

Noninterest expense increased $4.5 million, or 80.0%, from $5.7 million for the six months ended June 30, 1995 to $10.2 million for the six months ended June 30, 1996. The increase was primarily attributable to a $2.1 million increase in compensation and employee benefit expense, a $774,000 increase in other noninterest expense, a $500,000 increase in amortization of excess cost over fair value of net assets acquired, a $380,000 increase in federal insurance premiums expense, a $374,000 increase in legal, examination, and other professional fees, a $240,000 increase in occupancy expense, and a $115,000 increase in advertising expense. Approximately $3.8 million of the increase was attributable to the inclusion of the results of operations of First Federal which was acquired in three transactions accounted for as purchases in May and July 1995. Under the purchase method of accounting, the results of operations of each of the acquired companies are only included from their dates of acquisition. Also contributing to the increase was approximately $391,000 in additional compensation and employee benefits and approximately $267,000 in additional legal and professional fees at the Association. The additional compensation and employee benefits were the result of normal salary increases and the hiring of additional employees to support the Company's sales culture. The additional legal and professional fees were the result of fees paid in connection with income tax planning and legal expenses associated with the Company's acquisition activities. Although the annualized ratio of noninterest expense to average assets increased from 1.23% to 1.85% for the comparable periods, the Company's ratio continues to be well below that of its peers.

Income Tax Expense

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate for the second quarter of 1996 was 39.0% compared to 35.0% for the like period in 1995. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No.109 which requires the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

NONPERFORMING ASSETS

Summarized below are nonperforming assets at June 30, 1996 and December 31, 1995. Nonperforming assets do not include a restructured loan with an outstanding balance of $3.1 million at June 30, 1996 and December 31, 1995 on which the

                                                               (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



borrower has been current in meeting the restructured terms since the date of restructuring. The restructured loan provides for principal amortization, and the loan has an interest rate and other terms that are at least equal to market terms. Other restructured loans are included in nonperforming assets.


                                              June 30,   December 31,
                                                1996         1995
                                                ----         ----
                                              (dollars in thousands)

       Restructured loans                     $  3,606          3,659
                                               -------          -----
       Nonaccruing loans:
          Residential real estate                1,439          1,684
          Commercial real estate                   -               26
          Construction                             997            707
          Commercial                                81             15
          Consumer                                  81             42
                                               --------         -----
              Total nonaccruing loans            2,598          2,474
                                               -------          -----
       Foreclosed real estate, net               4,278          3,670
                                               -------          -----
              Restructured and nonaccruing
                 loans and foreclosed assets,
                 net                           $10,482          9,803
                                               =======          =====
       Nonperforming assets, net               $ 7,385          6,690
                                               =======          =====
       Nonperforming assets, net as a
          percentage of total assets              0.66%          0.59%
                                                 =====          =====

Total nonperforming assets increased $695,000 from $6.7 million at December 31, 1995 to $7.4 million at June 30, 1996 primarily as the result of a $290,000 increase in nonaccruing construction loans and a $600,000 increase in real estate acquired through foreclosure. The increase in nonaccruing construction loans was due to the addition of two loans secured by single family residences. The increase in real estate acquired through foreclosure was the result of foreclosure on two loans secured by single family residences.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when contractual amounts due are deemed uncollectible, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

At June 30, 1996, the Company had $3.3 million of impaired loans, which are represented by loans on nonaccrual status and loans internally classified. At June 30, 1996, $24,000 of impaired loans had specific reserves of $7,000 and the remaining impaired loans of $3.2 million had no specific reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

                                                               (Continued)

                        JEFFERSON SAVINGS BANCORP, INC
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The Association and the Bank meet all existing regulatory capital requirements. Capital ratios at June 30, 1996, as computed under OTS capital standards, are as follows:


                                                 Regulatory Capital
                             ----------------------------------------------------------
                                  Tangible              Core             Risk-based
                                  --------              ----             ----------
                                       Percent             Percent             Percent
                                          of                  of                  of
                              Amount    assets    Amount    assets    Amount    assets
                             --------  --------  --------  --------  --------  --------
                                               (Dollars in Thousands)

Association's regulatory
 capital                    $  45,241     5.96%   $45,241     5.96%   $49,242    11.63%

Capital requirement            11,378     1.50     22,757     3.00     33,884     8.00
                             --------     ----    -------     ----   --------  -------

Excess                      $  33,863     4.46%   $22,484     2.96%   $15,358     3.63%
                             ========     ====    ========    ====   ========  =======


                                                 Regulatory Capital
                             ----------------------------------------------------------
                                Tangible              Core              Risk-based
                                --------              ----              ----------
                                       Percent             Percent              Percent
                                         of                  of                    of
                              Amount   assets     Amount   assets     Amount     assets
                             --------  -------   --------  -------   --------   -------
                                                (Dollars in Thousands)
Bank's regulatory capital   $  22,284     6.23%  $ 22,284     6.23%  $ 23,693     9.20%

Capital requirement             5,369     1.50     10,738     3.00     20,609     8.00
                             --------     ----    -------     ----    -------  -------

Excess                      $  16,915     4.73%  $ 11,546     3.23%  $  3,084     1.20%
                             ========     ====    =======     ====    =======  =======

The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.89% and 5.78% at June 30, 1996 and December 31, 1995, respectively. The Bank's liquidity ratios were 6.64% and 16.61% at June 30, 1996 and December 31, 1995, respectively.

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities, and cash flows from operating activities. In addition, the Association and the Bank have substantial borrowing authority with the Federal Home Loan Banks and the ability to borrow against their investment portfolio.

The principal uses of funds by the Company include the origination of loans secured by real estate and the purchase of investment securities and mortgage-backed securities.

                                                              (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



The Company's primary source of cash for investing and operating activities has been principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and mortgage-backed securities, and proceeds from maturing investment securities. Cash flows from investing activities provided $16.4 million in funds during the first six months of 1996. Cash flows from investing activities, which consisted primarily of $153.2 million in principal repayments on loans and mortgage-backed securities, $116.3 million in sales of loan and mortgage-backed securities, and $21.2 million in proceeds from maturing investment securities, provided sufficient funds for the Company's investing activities of originating loans and purchasing mortgage-backed and investment securities during the six months ended June 30, 1996. In addition, cash flows from investing activities and increases in savings deposits during the six months ended June 30, 1996 were used to reduce borrowed money by $24.5 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1996, the Company had commitments to originate loans of $15.8 million, to purchase residential adjustable-rate mortgages of $1.6 million, and to sell loans of $6.0 million. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1996 totaled $466.8 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at June 30, 1996, the Association has an available line of credit with the FHLB of Des Moines totaling $33.5 million.

Legislation currently being considered by the U.S. Congress would require savings associations with deposits insured by the SAIF, like the Company's Jefferson Savings and First Federal of North Texas subsidiaries, to pay a one-time special assessment in order to increase the reserve level of the SAIF to the statutorily required 1.25% of insured deposits. It is estimated that the special assessment would equal .85% to .90% of each SAIF-insured savings association's deposits as of March 31, 1995. It is anticipated that after the SAIF is recapitalized through the special assessment, the assessment rates for SAIF deposit insurance will be reduced from the current range of .23% to .31% of insured deposits. Because of their continuing obligation to pay FDIC assessments which fund interest payments on certain federally issued bonds, it is not anticipated that the assessment rate for SAIF members would be reduced to the statutory minimum of $2,000 per annum as is now the case for the most highly rated commercial banks whose deposits are insured by the BIF. The Company cannot predict whether the special assessment legislation will be adopted, whether it will be adopted in its current form, or whether the Company's future SAIF premiums would be reduced as a result. If the proposed legislation is enacted in its current form and assuming a special assessment of .90%, the Company's subsidiaries would be required to pay an aggregate special assessment equal to approximately $8 million on a pre-tax basis. Although the Company believes that it has sufficient funds available to pay such a special assessment and would continue to be in compliance with all applicable capital requirements after payment of the special assessment, the special assessment would significantly increase noninterest expense and adversely affect results of operations during the periods in which the expense is reported. In addition, the Company may consider an infusion of additional capital into the subsidiary institutions to maintain their status as "well capitalized" institutions for purposes of federal banking regulations.

                                                            (Continued)

                        JEFFERSON SAVINGS BANCORP, INC
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations




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

IMPACT OF NEW ACCOUNTING STANDARDS

Accounting for Impairment of Long-Lived Assets

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires, among other things, that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the provisions of SFAS 121 on January 1, 1996 did not have a material impact on the Company's financial statements.

Accounting for Mortgage Servicing Rights

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," (SFAS 122) an amendment of FASB Statement No. 65. SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans and no cost should be allocated to mortgage servicing rights. SFAS 122 also requires that a mortgage enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material effect on the Company's financial statements.


                                                             (Continued)

                        JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Accounting for Stock-Based Compensation

During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company has elected to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 did not have any impact on the Company's financial condition or results of operations.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings. SFAS 125 also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Savings Bank has not determined the impact of the statement on its financial position as the Statement was only recently issued.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 24, 1996, the Company held its 1996 Annual Meeting of Stockholders for the purpose of (1) the election of directors, (2) the ratification of KPMG Peat Marwick LLP as independent auditors, and (3) voting on a nonbinding proposal by a shareholder recommending the Company's board of directors immediately take the steps necessary to actively seek a sale or merger of the Company on terms that will maximize share value for shareholders.

        (1)  For election of directors:

                                       For     Withheld
                                       ---     --------

            Frank C. Bick           2,217,054  1,721,637
            William W. Canfield     2,217,915  1,720,776
            Lloyd D. Doerflinger    2,223,019  1,715,672
                                    =========  =========

        (2) For the ratification of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1996:

                                    For            Against         Abstain
                                    ---            -------         -------

                                 2,567,673        1,333,389        37,629
                                 =========        =========        ======

        (3)  Shareholder proposal:

                                    For            Against         Abstain
                                    ---            -------         -------

                                1,900,275         1,614,230        20,477
                                =========         =========        ======

        There were no broker nonvotes.

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


                                 JEFFERSON SAVINGS BANCORP, INC.
                                 Registrant



Date:  August 14, 1996           Paul J. Milano
       ---------                 --------------
                                 Paul J. Milano
                                 Senior Vice President and Chief Financial
                                 Officer