Form 10-Q
period 1996-09-30
JEFFERSON SAVINGS BANCORP INC
filed 1996-11-14
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996 or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

                Commission File Number: #0-21466

               JEFFERSON SAVINGS BANCORP, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


        Delaware                              43-1625841
-----------------------                   -------------------
(State of incorporation)                  (I.R.S. Employer
                                          Identification No.)


14915 Manchester Road, Ballwin, Missouri            63011
-----------------------------------------        -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (314) 227-3000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X      NO
                             -----        ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                         Outstanding at October 31, 1996
-------------------------------------------------------------------
Common Stock, Par Value $.01               4,181,795 shares

                       JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                              INDEX to Form 10-Q
                                                               PAGE
                                                               ____
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 -  Consolidated Balance Sheets                  3

                 -  Consolidated Statements of Operations        4

                 -  Consolidated Statement of Stockholders'
                    Equity                                       5

                 -  Consolidated Statements of Cash Flows        6

                 -  Notes to Consolidated Financial Statements   7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   9


PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                               17

        Item 2.  Changes in Securities                           17

        Item 3.  Defaults Upon Senior Securities                 17

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                                17

        Item 5.  Other Information                               17

        Item 6.  Exhibits and Reports on Form 8-K                17

        SIGNATURES                                               18

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                         Consolidated Balance Sheets

                   September 30, 1996 and December 31, 1995

                                (Unaudited)

                                                      September 30,     December 31,
                                                           1996             1995
                                                      ------------      -----------

Cash                                                 $     6,251,876       1,945,276
Interest-bearing demand deposits                           8,868,151      18,745,488
Federal funds sold                                            25,000           -
Investment securities available for sale, at
   fair value (amortized cost of $83,158,690
   and $48,443,789 at September 30, 1996 and
   December 31, 1995, respectively)                       83,275,354      48,590,166
Mortgage-backed securities available for sale,
   at fair value (amortized cost of $159,092,117
   and $234,160,389 at September 30, 1996 and
   December 31, 1995, respectively)                      155,578,018     232,882,760
Loans receivable, net                                    820,129,982     788,085,287
Investment in real estate, net                             5,214,671       4,681,972
Stock in Federal Home Loan Banks                          15,071,100      16,520,100
Office properties and equipment, net                       8,532,639       7,984,488
Deferred tax asset                                         1,008,000           -
Excess of cost over fair value of net assets acquired     14,370,314      14,495,743
Accrued income and other assets                           10,014,147       8,997,504
                                                      --------------   -------------
                                                      $1,128,339,252   1,142,928,784
                                                      ==============   =============

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Savings deposits                                      $  876,636,129     870,178,701
Borrowed money                                           143,901,465     174,961,956
Deferred tax liability                                             -       1,161,000
Advance payments by borrowers for taxes and insurance     10,659,267       2,875,576
Accrued expenses and other liabilities                    15,461,828      13,500,813
                                                      --------------   -------------
           Total liabilities                           1,046,658,689   1,062,678,046
                                                      --------------   -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.01 par value):  Authorized
     5,000,000 shares; none issued                                --              --
   Common stock ($.01 par value):  Authorized
     20,000,000 shares; issued 4,470,049 shares
     at September 30, 1996 and December 31, 1995              44,700          44,700
   Additional paid-in capital                             44,021,934      43,197,276
   Retained earnings, subject to certain restrictions     49,012,299      49,140,260
   Unrealized loss on assets available for sale, net        (863,930)       (666,313)
   Unamortized restricted stock awards                      (386,821)       (616,055)
   Unearned ESOP shares                                   (5,545,779)     (6,115,907)
   Treasury stock, at cost: 288,254 shares and
     296,486 shares at September 30, 1996 and
     December 31, 1995, respectively                      (4,601,840)     (4,733,223)
                                                      --------------   -------------
           Total stockholders' equity                     81,680,563      80,250,738
                                                      --------------   -------------
                                                      $1,128,339,252   1,142,928,784
                                                      ===============  =============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                         Consolidated Statements of Income

              Three and nine months ended September 30, 1996 and 1995

                                (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                         --------------------------     ---------------------------
                                             1996            1995          1996            1995
                                         -----------     ----------     -----------    -----------

Interest and dividend income:
   Loans receivable                       $16,507,829    15,513,267     48,202,576      37,788,467
   Mortgage-backed securities               2,381,310     4,144,243      9,184,274      11,203,231
   Investment securities                    1,500,083     1,024,301      2,776,946       2,120,810
   Interest-bearing demand deposits and
     federal funds sold                       112,649       229,273        473,788         357,133
   Stock in Federal Home Loan Banks           267,749       281,036        797,815         735,946
                                          -----------    ----------     ----------      ----------
      Total interest and dividend
         income                            20,769,620    21,192,120     61,435,399      52,205,587
                                          -----------    ----------     ----------      ----------
Interest expense:
   Savings deposits                        11,049,966    11,244,691     33,243,220      25,632,826
   Borrowed money                           2,049,720     3,359,918      6,396,170      10,683,766
                                          -----------    ----------     ----------      ----------
      Total interest expense               13,099,686    14,604,609     39,639,390      36,316,592
                                          -----------    ----------     ----------      ----------
      Net interest income                   7,669,934     6,587,511     21,796,009      15,888,995
Provision for losses on loans                 165,000        83,367        495,000         267,127
                                          -----------    ----------     ----------      ----------
      Net interest income after
        provision for losses on loans       7,504,934     6,504,144     21,301,009      15,621,868
                                          -----------    ----------     ----------      ----------
Noninterest income:
   Servicing and other loan fees              118,269       185,527        497,963         376,878

   Fees for other services to customers       136,507       131,749        379,669         261,783
   Loss on sale of mortgage-backed
     securities, net                       (1,930,506)            -     (1,296,134)              -
   Gain on sale of loans receivable, net       78,753        70,341        300,081         131,714
   Gain on real estate operations, net          3,404       353,089        419,706         530,857
   Other                                      143,341       163,583        535,883         375,501
                                          -----------    ----------     ----------      ----------
      Total noninterest income             (1,450,232)      904,289        837,168       1,676,733
                                          -----------    ----------     ----------      ----------

Noninterest expense:
   General and administrative:
     Compensation and employee benefits     2,221,917     2,160,652      7,334,892       5,127,557
     Occupancy                                548,646       533,654      1,559,313       1,304,616
     Advertising                               88,976        83,222        359,529         238,744
     Federal insurance premiums               571,939       491,334      1,579,078       1,118,247
     SAIF special assessment                5,598,879             -      5,598,879               -
     Legal, examination, and other
       professional fees                      283,298       229,893        961,071         534,152
     Other                                    655,410       702,832      2,264,977       1,538,372
                                          -----------    ----------     ----------      ----------

      Total general and administrative
        expense                             9,969,065     4,201,587     19,657,739       9,861,688
   Amortization of excess cost over fair
       value of net assets acquired           261,279       251,729        761,364         251,729
                                          -----------    ----------     ----------      ----------
      Total noninterest expense            10,230,344     4,453,316     20,419,103      10,113,417
                                          -----------    ----------     ----------      ----------
      Income (loss) before income taxes    (4,175,642)    2,955,117      1,719,074       7,185,184
Income tax expense (benefit)               (1,338,500)    1,120,763        949,000       2,643,000
                                          -----------    ----------     ----------      ----------
      Net income (loss)                   $(2,837,142)    1,834,354        770,074       4,542,184
                                          -----------    ----------     ----------      ----------

Earnings (loss) per share                   $ (.72)         .47            .19             1.14
                                            ======          ===            ===             ====

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity
                    Nine months ended September 30, 1996

                               (Unaudited)

                                                                                     Unrealized
                                        Common Stock       Additional                  loss on
                                    -------------------      paid-in    Retained    assets available
                                    Shares      Dollars      capital    earnings     for sale, net
                                    ------      -------    ----------   --------    ----------------

Balance at December 31, 1995       4,173,563     $44,700   43,197,276   49,140,260     (666,313)
Net income                             -            -          -           770,074         -
Amortization of restricted
  stock awards                         -            -          -              -            -
Amortization of ESOP awards            -            -         550,427         -            -
Change in unrealized loss
  on assets available for
  sale, net                            -            -          -              -        (197,617)
Dividends paid                         -            -                     (898,035)        -
Release of ESOP shares in
  lieu of cash dividends on
  allocated ESOP shares                -            -           6,294         -            -
Stock options exercised                8,232        -         (49,063)        -            -
Tax benefit of restricted
  stock awards                         -            -         265,000         -
Tax benefit of non-incentive
  stock options exercised              -            -          52,000         -
                                   ---------     -------   ----------   ----------     --------
Balance at September 30, 1996      4,181,795     $44,700   44,021,934   49,012,299     (863,930)
                                   =========     =======   ==========   ==========     ========


                                   Unamortized                                       Total
                                   restricted        Unearned       Treasury     Stockholders'
                                   stock awards    ESOP shares       Stock          equity
                                   ------------    -----------      ------       -------------
Balance at December 31, 1995        (616,055)      (6,115,907)     (4,733,223)     80,250,738
Net income                              -               -               -             770,074
Amortization of restricted
  stock awards                       229,234            -               -             229,234
Amortization of ESOP awards             -             559,493           -           1,109,920
Change in unrealized loss
  on assets available for
  sale, net                             -               -               -            (197,617)
Dividends paid                          -               -               -            (898,035)
Release of ESOP shares in
  lieu of cash dividends on
  allocated ESOP shares                 -              10,635           -              16,929
Stock options exercised                 -               -           131,383            82,320
Tax benefit of restricted
  stock awards                          -               -               -             265,000
Tax benefit of non-incentive
  stock options exercised               -               -               -              52,000
                                   ---------       ----------    ----------        ----------
Balance at September 30, 1996       (386,821)      (5,545,779)   (4,601,840)       81,680,563
                                   =========       ==========    ==========        ==========

See accompanying notes to consolidated financial statements.<

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1996 and 1995

                               (Unaudited)

                                                                 1996         1995
                                                           ----------------------------

Cash flows from operating activities:
   Net income                                              $   770,074       4,542,184
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization:
         Office properties and equipment                       614,654         475,538
         Discounts and premiums, net                          (575,986)         71,137
         ESOP and restricted stock awards                    1,339,154         902,344
         Excess of cost over fair value of
           net assets acquired                                 761,364         251,729
       Decrease (increase) in accrued interest receivable     (880,649)        209,146
       Decrease in accrued interest payable                    (98,749)       (619,350)
       Provision for losses on loans                           495,000         267,127
       Net loss (gain) on sales of assets                      404,608        (145,539)
       Increase in income taxes payable                      1,250,457         260,087
       Increase (decrease) in deferred taxes                (2,169,000)      2,178,430
       Stock dividend from Federal Home Loan Banks            (123,400)        (40,400)
       Decrease in payable for check fundings               (3,857,404)     (6,573,346)
       Other, net                                            4,393,004      (2,555,304)
                                                          ------------    ------------
Net cash provided by (used in) operating activities          2,323,127        (776,217)
                                                          ------------    ------------
Cash flows from investing activities:
   Principal repayments on:
     Loans receivable                                      207,015,570     103,505,970
     Mortgage-backed securities                             18,657,986      13,558,776
   Proceeds from maturity of investment securities          28,335,000      21,175,000
   Proceeds from sale of:
     Loans receivable                                       36,571,747     17,877,831
     Mortgage-backed securities                             86,352,031     48,024,640
     Investment securities                                           -      3,899,756
     Federal Home Loan Bank stock                            1,572,400              -
   Cash invested in:
     Loans receivable                                     (276,798,256)  (127,662,476)
     Mortgage-backed securities                            (29,836,277)             -
     Investment securities                                 (62,997,500)    (5,994,413)
     Federal Home Loan Bank stock                                    -       (245,400)
   Proceeds from sale of real estate                         2,314,023        549,857
   Investment in real estate                                  (198,456)             -
   Proceeds from sale of office properties and equipment       113,516        119,872
   Purchase of office properties and equipment              (1,238,731)      (483,165)
   Cash paid for acquisitions                                        -    (51,980,749)
   Cash and cash equivalents from acquisitions                       -     24,138,494
                                                          ------------    ------------
Net cash provided by investing activities                    9,863,053      46,483,993
Cash flows from financing activities:
   Increase in savings deposits, net                         6,360,598      46,256,361
   Decrease in borrowed money, net                         (31,060,491)    (77,972,294)
   Increase in advance payments by borrowers for
     taxes and insurance                                     7,783,691       5,930,838
   Purchase of ESOP shares                                           -      (3,779,081)
   Proceeds from stock options exercised                        82,320          80,000
   Dividends paid                                             (898,035)              -
                                                          ------------    ------------
       Net cash used in financing activities               (17,731,917)    (29,484,176)
       Increase (decrease) in cash and cash equivalents     (5,545,737)     16,223,600
Cash and cash equivalents at beginning of period            20,690,764       8,090,611
                                                          ------------    ------------
Cash and cash equivalents at end of period                $ 15,145,027      24,314,211
                                                          ============    ============
Supplemental disclosures of cash flow information:
   Interest paid                                          $ 39,738,139      36,935,942
   Income taxes paid                                         2,492,384       2,614,695
   Noncash investing activities:
     Additions to real estate acquired in settlement
       of loans or through foreclosure                       2,280,625         364,587
     Loans originated to finance the sale of real estate        60,026               -
     Assets acquired, net of cash and cash equivalents               -     370,904,993
     Liabilities assumed                                             -     343,445,940
                                                          ------------    ------------
   Noncash financing activity - interest credited           24,469,094      19,473,457
                                                          ============    ============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                September 30, 1996
                                 (Unaudited)

(1)  Basis of Presentation
     ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1996 and 1995, respectively.

Operating results for the three and nine months ended September
30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


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

(3)  Business Combinations
     ---------------------
On May 31, 1995, the Company completed its acquisitions of North Texas Savings and Loan Association, Denton, Texas (North Texas) and First Federal Savings Bank of Longview, Texas (Longview) in exchange for cash of $28.3 million and $12.8 million, respectively. North Texas' total assets were $190.7 million, consisting primarily of loans receivable of $126.9 million and mortgage-backed securities of $49.5 million; North Texas' total deposits were $148.2 million. Longview's total assets were $134.5 million, consisting primarily of loans receivable of $66.0 million and mortgage-backed securities of $34.0 million; Longview's total deposits were $120.0 million. On July 13, 1995, the Company completed its acquisition of Shelby-Panola Savings Association, Carthage Texas (Shelby-Panola) in exchange for cash of $10.9 million. Shelby-Panola's total assets were $55.6 million, consisting primarily of investment securities of $22.9 million, loans receivable of $14.3 million, and mortgage-backed securities of $12.2 million; Shelby-Panola's total deposits were $44.8 million. As a result of the North Texas acquisition, the Company added five branches in the suburban Dallas counties of Denton, Collin, Tarrant, and Wise and, as a result of the Longview acquisition, added five branches in the Northwest Texas counties of Gregg and Harrison. The acquisition of Shelby-Panola added one branch in Panola County, Texas. The acquisitions, which were funded by available cash and borrowings, were accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the Company's results of operations from the respective transaction dates. The excess of cost over fair value of net assets acquired was approximately $15 million and is being amortized over 15 years. Upon completion of the acquisitions, North Texas, Longview, and Shelby-Panola were consolidated under a single federal charter and operate under the common name of First Federal Savings Bank of North Texas.

The following unaudited information presents pro forma results of operations of the Company for the three and nine months ended
September 30, 1995, assuming the acquisitions had taken place on January 1, 1995.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                        Three months          Nine months
                                     ended September 30,  ended September 30,
                                           1995                 1995
                                     ------------------   ------------------
                                     (In thousands, except per share data)
     Net interest income                $ 6,587                 19,018
     Net income                           1,834                  4,712
                                        =======                 ======

     Earnings per share                 $   .47                   1.18
                                        =======                 ======

On May 31, 1996, the Company announced the signing of a Definitive Agreement and Plan of Merger providing for the acquisition by the Company of all of the outstanding common stock of Texas Heritage Savings Association/Banc, Rowlett, Texas (Texas Heritage) in exchange for a combination of cash and common stock of the Company, the amount of which will be determined as of the end of the month immediately preceding the month during which the closing takes place. The transaction, which will be accounted for as a purchase, is subject to the approval of regulators and the shareholders of Texas Heritage. Texas Heritage, with assets of approximately $69 million and deposits of approximately $61 million, operates from its main office in Rowlett, Texas and its three branches located in Garland, Rockwall and Bedford, Texas. In addition, on September 26, 1996, the Company announced the signing of a Definitive Agreement and Plan of Merger providing for the acquisition by the Company of all of the outstanding common stock of L & B Financial, Inc., Sulphur Springs, Texas (L & B Financial) in exchange for a combination of cash and common stock of the Company, the amount of which will be determined as of the end of the month immediately preceding the month during which the closing takes place. The transaction, which will be accounted for as a purchase, is subject to the approval of regulators and the shareholders of L & B Financial. L & B Financial is the holding company for Loan & Building State Savings Bank, a Texas savings bank formerly known as Sulphur Springs Loan and Building Association. Loan & Building State Savings Bank, with assets of approximately $144 million and deposits of approximately $105 million, operates from its main office in Sulphur Springs, Texas and its five branches located in Mt. Vernon, Mt. Pleasant, Daingerfield, Pittsburg and Texarkana, Texas.

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

Earnings per share for the third quarter have been computed based upon net income for the three months ended September 30, 1996 and 1995, using 3,969,055 and 3,899,228 weighted average common shares and common stock equivalents outstanding, respectively. Year-to-date earnings per share for 1996 and 1995 have been computed based upon net income for the nine months ended September 30, 1996 and 1995, using 3,970,548 and 3,996,812 weighted average common shares and common stock equivalents outstanding, respectively.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following discussion reviews the results of operations and the financial condition of the Company as of and for the three and nine months ended September 30, 1996.

RESULTS of OPERATIONS

NET INCOME

As the result of certain non-recurring charges totaling $4.7 million net of tax or $1.20 per share, the Company incurred an after-tax loss of $2.8 million or $0.72 per share for the quarter ended September 30, 1996. Net income for the quarter prior to these non-recurring charges was $1.9 million or $0.48 per share. This compares to net income of $1.8 million or $0.47 per share in the same period last year and represents a 4% increase in net income before non-recurring charges. Weighted average shares outstanding for the third quarter of 1996 were 3,969,055 compared to 3,899,228 for the third quarter of 1995. Non-recurring charges consisted of a one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF), which insures the deposits of the Company's thrift subsidiaries, and a loss on the sale of mortgage-backed securities. Annualized return on average equity and annualized return on average assets for the quarter prior to the non-recurring charges were 9.24% and 0.68%, respectively compared to 9.40% and 0.60%, respectively during the comparable 1995 quarter.

Actual net income for the nine months ended September 30, 1996 was $770,000 or $0.19 per share and earnings for the same period prior to non-recurring charges were $5.5 million or $1.39 per share. This compares to $4.5 million or $1.14 per share earned in the first three quarters of 1995. Weighted average shares outstanding for the nine months ended September 30, 1996 were 3,970,548 compared to 3,996,812 for the nine months ended September 30, 1995. Annualized return on average equity and annualized return on average assets for the nine-month period in 1996 prior to the non-recurring charges were 9.00% and 0.65%, respectively, compared to 7.95% and 0.60%, respectively, during the comparable period in 1995. The significant increases in net income and return on average equity for the nine month period were the result of the inclusion of the results of operations of the three Texas savings associations which were acquired in May and July 1995 in transactions accounted for as purchases. Under the purchase method of accounting, the results of operations of the acquired companies are only included from their dates of acquisition.

The long awaited legislation to recapitalize the SAIF was signed into law by President Clinton on September 30, 1996. It provided for a one-time assessment to all financial institutions holding SAIF assessable deposits. The Company's share of the assessment was $5.6 million which represents an after-tax charge to earnings of $3.5 million or $0.88 per share. In addition to the special assessment, the legislation also provided that, beginning on January 1, 1997, industry-wide SAIF premiums will be reduced resulting in an estimated reduction in the Company's federal deposit insurance premiums of approximately 60%.

The Company took certain steps during the third quarter of 1996 to restructure its balance sheet which will enable it to take greater advantage of the strong Texas loan market. These steps consisted of the decision to sell approximately $63 million in low yielding mortgage-backed securities, which were classified as available for sale, and to use the proceeds of the sale to repay advances from the Federal Home Loan Bank. These transactions will remove marginally profitable assets from the balance sheet and free up capital which can be used to fund highly profitable loans in the Company's Texas market. As a result of the decision to sell the mortgage-backed securities, the Company recognized a one-time, after-tax loss of $1.3 million, or $0.32 per share, in the third quarter. This had no additional effect on stockholders' equity or book value per share as these securities had been marked to market in accordance with Statement of Financial Accounting Standards No. 115 and accordingly, the loss had already been reflected as a reduction in stockholders' equity.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

NET INTEREST INCOME

Net interest income for the third quarter of 1996 increased $1.1 million, or 16.4%, to $7.7 million compared to $6.6 million for the third quarter of 1995. The increase in net interest income was the result of an improved interest rate spread which increased from 1.94% for the quarter ended September 30, 1995 to 2.51% for the quarter ended September 30, 1996. The Company's net interest margin increased from 2.26% to 2.83% during the same periods. The improvement in the interest rate spread was primarily the result of an increase in the yield on loans receivable from 7.65% during the third quarter of 1995 to 8.11% during the third quarter of 1996 and a decrease in the average rate paid on savings deposits from 5.24% to 5.05% for the corresponding periods. The increase in yield on loans was caused by the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio and increased origination of higher yielding loans by First Federal. The decrease in the average rate paid on savings deposits was primarily the result of maturing long-term certificates of deposit repricing in a lower interest rate environment. The average balance of interest-earning assets decreased $79.9 million, or 6.8%, from $1.2 billion for the quarter ended September 30, 1995 to $1.1 billion for the quarter ended September 30, 1996. The decrease in the average balance of interest-earning assets was primarily the result of the sale of $86.4 million in mortgage-backed securities during the first nine months of 1996.

Net interest income for the nine months ended September 30, 1996 increased $5.9 million, or 37.2%, to $21.8 million compared to $15.9 million for the nine months ended September 30, 1995. The increase in net interest income was the result of significant growth in interest-earning assets and an improved interest rate spread. The average balance of interest-earning assets increased $108.3 million, or 11.0%, from $982.1 million for the nine months ended September 30, 1995 to $1.1 billion for the nine months ended September 30, 1996. The Company's interest rate spread increased from 1.78% for the nine months ended September 30, 1995 to 2.36% for the nine months ended September 30, 1996 and the its net interest margin increased from 2.16% to 2.67% during the same periods. The increase in the average balance of interest-earning assets was primarily the result of a $117.3 million or 17.2% increase in the average balance of loans receivable. Loans originated and purchased totaled $276.8 million for the nine months ended September 30, 1996 compared to $127.7 million for the comparable period in 1995. The Company's Texas operation contributed about 58% of the 1996 originations compared to about 33% last year. Principal repayments for the first three quarters of 1996 were $207.0 million compared to $103.5 million during the first three quarters of 1995. The improvement in the interest rate spread was primarily the result of an increase in the yield on loans receivable from 7.39% during the first nine months of 1995 to 8.04% during the corresponding period of 1996. This increase in yield was caused by the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio and the addition of the loan portfolios of First Federal.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans for the third quarter of 1996 was $165,000 compared to $83,000 for the like period in 1995 and $495,000 for the first nine months of 1996 compared to $267,000 for the like period in 1995. At September 30, 1996, the allowance for losses on loans was $5.6 million, which represented
 .68% of net loans receivable compared to $5.1 million, or .65%, of net loans receivable at December 31, 1995. The ratio of nonaccruing loans to net loans receivable was .33% at September 30, 1996 compared to .31% at December 31, 1995. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the rest of the real estate market, and current and prospective economic conditions.

NONINTEREST INCOME

Primarily as a result of the Company's strategic decision to reduce its portfolio of lower-yielding mortgage-backed securities during the third quarter of 1996, total noninterest income decreased $2.4 million, from $904,000 for the quarter ended
September

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

30, 1995 to a loss of $1.5 million for the quarter ended September 30, 1996. During the third quarter of 1996 the Company incurred a $1.9 million loss on sale of mortgage-backed securities and a $350,000 decrease in gain on real estate operations. The loss on sale of mortgage-backed securities resulted from the decision to sell approximately $63 million in mortgage-backed securities classified as available for sale during the quarter ended September 30, 1996. No such losses occurred during the like period in 1995. The decrease in the gain on real estate operations was largely attributable to a $323,000 settlement during the third quarter of 1995 on real estate acquired through foreclosure.

The non-recurring loss recognized on the Company's third quarter decision to sell mortgage-backed securities also reduced non-interest income for the nine-months ended September 30, 1996. Total noninterest income decreased $840,000, or 50.1%, from $1.7 million for the nine months ended September 30, 1995 to $837,000 for the nine months ended September 30, 1996. Due to gains on sales of mortgage-backed securities in the first two quarters of 1996, the net loss on mortgage-backed securities for the nine months ended September 30, 1996 was $1.3 million. This loss, however, was sufficient to offset increases in almost every other category of noninterest income including a $168,000 increase in gain on sale of loans, a $160,000 increase in other noninterest income, a $121,000 increase in servicing and other loan fees, and a $118,000 increase in fees for services to customers. The increase in gain on sale of loans receivable was the result of an increase in loan sales from $17.9 million for the nine months ended September 30, 1995 to $36.6 million for the nine months ended September 30, 1996. The gain on sale of loans represents origination and other fees retained by the Company in connection with the sale of fixed-rate loans originated for sale to institutional investors generally on an individual loan basis. The increased sales volume reflects the borrowers' increased demand for fixed-rate loans during 1996 combined with sales activity from First Federal. The increase in other noninterest income was due primarily to a $74,000 profit on the sale of assets owned by the Company's subsidiary, J.S. Services of Florida, Inc. The increase in servicing and other loan fees and the increase in fees for services to customers were due primarily to fees generated by First Federal during the nine months ended September 30, 1996.

NONINTEREST EXPENSE

Noninterest expense increased $5.8 million, or 129.7%, from $4.5 million for the quarter ended September 30, 1995 to $10.2 million for the quarter ended September 30, 1996. The increase was attributable to the $5.6 million one-time assessment which the Company was required to pay to help recapitalize the SAIF.

Noninterest expense for the nine month period increased $10.3 million, or 101.9%, from $10.1 million for the nine months ended September 30, 1995 to $20.4 million for the nine months ended September 30, 1996. The increase was attributable to the $5.6 million one-time assessment to recapitalize the SAIF and increases of $2.2 million in compensation and employee benefit expense, $727,000 in other noninterest expense, $510,000 in amortization of excess cost over fair value of net assets acquired and $461,000 in federal insurance premiums expense which were generally attributable to the inclusion of the results of operations of First Federal. The excess of cost over fair value of assets acquired in the 1995 Texas acquisitions was approximately $15 million and is being amortized over 15 years. In addition, legal, examination and other professional fees increased $427,000 as the result of fees paid in connection with income tax planning and legal expenses associated with the Company's acquisition activities.

The Company continued to focus on expense control during the period. The ratios of noninterest expense to average assets prior to the one-time SAIF assessment were 1.65% and 1.75% for the three and nine month periods ended September 30, 1996, respectively. While this represented an increase over the comparable 1995 ratios of 1.47% and 1.33% for the three and nine month periods, respectively, the 1996 ratios were still significantly below historical industry averages. The increases during 1996 were generally caused by the addition of First Federal during 1995.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate prior to the non deductible amortization of cost in excess of fair value of net assets acquired for the nine months ended September 30, 1996 was 38.3% compared to 35.5% for the like period in 1995. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 which requires the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FINANCIAL CONDITION

The Company's total assets were $1,128.3 million at September 30, 1996 compared to $1,142.9 million at December 31, 1995. During this period, the Company continued to restructure its balance sheet to adjust its exposure to interest rate risk and to enable it to take greater advantage of the strong Texas loan market. Mortgage-backed securities decreased $77.3 million, or 33.2% mainly as the result of the sale of $86.3 million in lower yielding mortgage-backed securities during the nine months ended September 30, 1996. The proceeds from these sales were used primarily to fund loan originations, increase investment securities and decrease borrowed money. Loans receivable increased $32.0 million, or 4.1%, investment securities increased $34.7 million, or 71.4% and borrowed money decreased $31.1 million, or 17.8%.

Total stockholders' equity increased by $1.4 million, or 1.8%, to $81.7 million at September 30, 1996 from $80.3 million at December 31, 1995. The Company's ratio of stockholders' equity to assets increased to 7.24% at September 30, 1996 from 7.02% at December 31, 1995. The increase in stockholders' equity reflects the Company's nine month earnings of $770,000 and the amortization of certain stock awards during the period, partially offset by a $198,000 increase in unrealized losses on assets available for sale and the payment of $898,000 in dividends to stockholders. The Company's book value per share at September 30, 1996 was $21.59 compared to $21.49 at December 31, 1995.
Unallocated ESOP shares of 397,848 and 439,830 were excluded in calculating book value per share at September 30, 1996 and December 31, 1995, respectively.

NONPERFORMING ASSETS

Summarized below are restructured loans and nonperforming assets at September 30, 1996 and December 31, 1995. Nonperforming assets do not include a restructured loan with an outstanding balance of $3.1 million at September 30, 1996 and December 31, 1995 on which the borrower has been current in meeting the restructured terms since the date of restructuring. The restructured loan provides for principal amortization, and the loan has an interest rate and other terms that are at least equal to market terms. Other restructured loans are included in nonperforming assets.

                                               September 30,     December 31,
                                                   1996             1995
                                                ------------      -----------
     Restructured loans                           $ 3,595          3,659
                                                  -------          -----
     Nonaccruing loans:
       Residential real estate                    $ 1,305          1,684
       Commercial real estate                           -             26
       Construction                                 1,288            707
       Commercial                                      75             15
       Consumer                                        63             42
                                                  -------          -----
            Total nonaccruing loans                 2,731          2,474
                                                  -------          -----
     Foreclosed real estate, net                    5,215          3,670
                                                  -------          -----
            Restructured and nonaccruing loans
              and foreclosed assets, net          $11,541          9,803
                                                  =======          =====
     Nonperforming assets, net                    $ 8,451          6,690
                                                  =======          =====
     Nonperforming assets, net as a
       percentage of total assets                    0.75%          0.59%

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations


Total nonperforming assets increased $1.8 million from $6.7 million at December 31, 1995 to $8.5 million at September 30, 1996 primarily as the result of a $581,000 increase in nonaccruing construction loans and a $1.5 million increase in real estate acquired through foreclosure. The increase in nonaccruing construction loans was due primarily to the addition of a $567,000 construction loan secured by a single family residence. The increase in real estate acquired through foreclosure was primarily the result of foreclosures on five construction loans secured by single family residences.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when contractual amounts due are deemed uncollectible, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

At September 30, 1996, the Company had $3.9 million of impaired loans, which are represented by loans on nonaccrual status and loans internally classified. At September 30, 1996 $1,000 of impaired loans had specific reserves of $1,000 and the remaining impaired loans of $3.9 million had no specific reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

The Association and the Bank meet all existing regulatory capital requirements. Capital ratios at September 30, 1996, as computed under OTS capital standards, are as follows:

                                             Regulatory Capital
                           --------------------------------------------------
                             Tangible            Core            Risk-based
                           --------------    -------------     ---------------
                                          (Dollars in Thousands)
Association's regulatory
   capital                $ 42,907   5.68%   $ 42,907  5.68%  $46,998   10.96%
Capital requirement         11,335   1.50      22,670  3.00    34,305    8.00
                          --------   ----    --------  ----   -------   -----
Excess                    $ 31,572   4.18%   $ 20,237  2.68%  $12,693    2.96%
                          ========   ====    ========  ====   =======   =====

                                             Regulatory Capital
                           --------------------------------------------------
                             Tangible            Core            Risk-based
                           --------------    -------------     ---------------
                                          (Dollars in Thousands)
Bank's regulatory capital $ 22,100  6.12%   $22,100   6.12%  $23,578  10.82%
Capital requirement          5,420  1.50     10,840   3.00    17,438   8.00
                          --------  ----    -------   ----   -------  -----
Excess                    $ 16,680  4.62%   $11,260   3.12%  $ 6,140   2.82%
                          ========   ====    ========  ====   =======   =====

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.41% and 5.78% at September 30, 1996 and December 31, 1995, respectively. The Bank's liquidity ratios were 6.00% and 16.61% at September 30, 1996 and December 31, 1995, respectively.

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

The Company's primary source of cash for investing and operating activities has been principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and mortgage-backed securities, and proceeds from maturing investment securities. Cash flows from investing activities provided $9.9 million in funds during the first nine months of 1996. Cash flows from investing activities which consisted primarily of $225.7 million in principal repayments on loans and mortgage-backed securities, $122.9 million in sales of loan and mortgage-backed securities and $28.3 million in proceeds from maturing investment securities, were used primarily to fund the Company's investing activities of originating loans and purchasing mortgage-backed and investment securities during the nine months ended September 30, 1996. In addition, cash flows from investing activities and increases in savings deposits during the nine months ended September 30, 1996 were used to reduce borrowed money by $31.1 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1996, the Company had commitments to originate loans of $14.7 million, to purchase residential adjustable-rate mortgages of $2.1 million, and to sell loans of $3.2 million. Certificates of deposit which are scheduled to mature in one year or less at September 30, 1996 totaled $434.4 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at September 30, 1996, the Association has an available line of credit with the FHLB of Des Moines totaling $43.0 million and the Bank has an available line of credit with the FHLB of Dallas totaling $6.5 million.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company has elected to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 did not have any impact on the Company's financial statements.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
EXTINQUISHMENTS OF LIABILITIES

During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. The Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase transactions including "dollar rolls", "wash sales", loan syndications and participations, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company has not determined the impact of the statement on its financial statements as the Statement was only recently issued.

                         PART II.  OTHER INFORMATION


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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            Exhibits:

            Exhibit 27  Financial Data Schedule.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JEFFERSON SAVINGS BANCORP, INC.
                               Registrant


Date:  November 14, 1996       By: /s/ Paul J. Milano
                                   -----------------------------------
                                   Paul J. Milano
                                   (Senior Vice President and Chief
                                   Financial Officer)