Form 10-K
period 1996-12-31
JEFFERSON SAVINGS BANCORP INC
filed 1997-03-28
CIK 895470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-21466

                        JEFFERSON SAVINGS BANCORP, INC.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                     43-1625841
    ---------------------------------                  ------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

14915 MANCHESTER ROAD, BALLWIN, MISSOURI                      63011
----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (314) 227-3000

  Securities registered pursuant to Section 12(b) of the Act:  NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                    --------------------------------------
                               (Title of class)
                        PREFERRED SHARE PURCHASE RIGHTS
                        -------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X       No
                    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of March 19, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $99.2 million based on the closing sales price of $28.50 per share of the registrant's Common Stock on such date as quoted on the Nasdaq National Market. For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are deemed affiliates.

Number of shares of Common Stock outstanding as of March 19, 1997:   4,969,382

                      DOCUMENTS INCORPORATED BY REFERENCE

The following is a list of the documents incorporated by reference and the Parts of the Form 10-K into which such documents are incorporated:

     1. Portions of Proxy Statement for 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

JEFFERSON SAVINGS BANCORP, INC.

     Jefferson Savings Bancorp, Inc. (the "Company") is the holding company for Jefferson Savings and Loan Association, F.A. (the "Association") and First Federal Savings Bank of North Texas (the "Bank"). The Company was originally incorporated at the direction of the Board of Directors of the Association for the purpose of becoming a holding company for the Association upon its conversion from mutual to stock form which was consummated on April 8, 1993.

     In 1995, the Company acquired all of the outstanding stock of North Texas Savings and Loan Association, Denton, Texas ("North Texas"), First Federal Savings Bank of Longview, Longview, Texas ("Longview") and Shelby-Panola Savings Association, Carthage, Texas ("Shelby-Panola") in cash transactions accounted for as purchases. At the time of these acquisitions, North Texas had five branches and approximately $190.7 million in total assets, Longview had five branches and approximately $134.5 million in total assets and Shelby-Panola had one branch and total assets of approximately $55.6 million. Upon completion of the acquisitions, North Texas, Longview and Shelby-Panola were consolidated under a single federal charter and now operate as First Federal Savings Bank of North Texas. The excess cost over fair value of net assets acquired in the three 1995 acquisitions was approximately $15 million.

     On December 30, 1996, the Company acquired Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") in exchange for $5.1 million in cash and 223,151 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). At the date of acquisition, Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of $56.0 million and mortgage-backed and investment securities of $7.3 million; Texas Heritage's total deposits were $64.7 million. As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas counties of Dallas, Rockwall and Tarrant. The acquisition, which was funded by Common Stock, available cash and borrowings, was accounted for using the purchase method. The excess cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into the Bank. Under the purchase method of accounting, the results of operations of Texas Heritage are included in the Company's results of operations only since the date of its acquisition. Accordingly, the purchase of Texas Heritage had no material impact on the Company's results of operations during 1996.

     On February 28, 1997, the Company acquired L&B Financial, Inc., the holding company for Loan & Building State Savings Bank Sulphur Springs, Texas ("L&B Financial") for a combination of approximately $15 million in cash and 549,000 shares of Common Stock. L&B Financial's total assets were approximately $141 million, consisting primarily of loans receivable of $70 million and mortgage-backed and investment securities of $58 million; L&B Financial's total deposits were $104 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition was accounted for using the purchase method. Upon completion of the acquisition, the operations of L&B Financial were merged into the Bank.

     The Company is currently classified as a multiple savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. Prior to its acquisition of the Association, the Company had no assets and no liabilities and engaged in no business activities. The Company currently does not engage in any significant activity other than holding the stock of the Association and the Bank (collectively, the "Savings Association Subsidiaries") and operating the business of a savings association through the Savings Association Subsidiaries. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the consolidated operations of the Association and the Bank and their respective subsidiaries.

     The executive offices of the Company are located at 14915 Manchester Road, Ballwin, Missouri 63011 and its main telephone number is (314) 227-3000.

THE SAVINGS ASSOCIATION SUBSIDIARIES

     GENERAL. The principal business of the Savings Association Subsidiaries consists of attracting deposits from the general public through a variety of deposit programs and investing these funds in loans secured by first mortgages on real estate located in their market areas. The Savings Association Subsidiaries emphasize the origination of loans for the purchase or construction of owner-occupied, single-family (one- to four-unit) residential properties.
The Savings Association Subsidiaries also promote the origination of home equity loans as market conditions and local law permit. In addition, the Savings Association Subsidiaries offer loans for the purchase or construction of commercial real estate and loans for the acquisition and development of land for residential purposes. To a limited extent, primarily as an accommodation to its customers, the Association and the Bank originate consumer loans, including automobile loans, education loans and loans secured by savings deposits.

     The Savings Association Subsidiaries derive their income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, interest earned on investments, and, during recent fiscal years, gains on the sale of loans. The Savings Association Subsidiaries' principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, borrowings, repayments of outstanding loans, sales of loans and operating revenues.

     The Savings Association Subsidiaries' deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits for each depositor. The Association is a member of the Federal Home Loan Bank ("FHLB") of Des Moines and the Bank is a member of the FHLB of Dallas, which are two of the 12 district banks comprising the FHLB System. The Savings Association Subsidiaries are subject to comprehensive regulation and examination by the OTS which is also the chartering authority for the Savings Association Subsidiaries. The Savings Association Subsidiaries are also subject to comprehensive examination, supervision and regulation by the FDIC. Such regulation is intended primarily for the protection of depositors.

     THE ASSOCIATION. The Association conducts its business through ten offices located in the City of St. Louis, St. Louis County and St. Charles County. The Association was originally founded in 1927 as a Missouri mutual savings association. The Association converted to stock form in 1993 and converted to a federal charter in 1995. With $685.2 million in assets at December 31, 1996, the Association is the second largest savings association headquartered in the State of Missouri. The Association's market area consists of the City of St. Louis and St. Louis and St. Charles Counties, and, to a lesser extent, portions of Jefferson County, all in the State of Missouri. At December 31, 1996, over 74.9% of the Association's total loan portfolio was secured by properties located in the Association's market area and over 92.5% of the Association's deposits were from residents of the Association's market area.

     The St. Louis metropolitan area has a population of approximately 2.5 million, representing an increase of approximately 3% since 1980. The unemployment rate for the St. Louis metropolitan statistical area was 4.1% for the month of December 1996 which was significantly below the national average. According to 1990 census figures, per capita income in the St. Louis metropolitan statistical area was $15,681.

     The region has a diversified economic base with an emphasis on service and retail industries. The labor force, which numbered approximately 1.3 million in 1990, is largely concentrated in non-manufacturing industries, which represent approximately 75% of the total labor force. Within the non-manufacturing sector, service industries (excluding domestic service), retail trade and federal, state and local government represent approximately 25%, 17% and 11%, respectively, of the total labor force. Within the manufacturing sector, the aircraft and food products industries represent approximately 3% and 2%, respectively, of the total labor force, and the chemical, machinery, motor vehicle, printing and publishing and metals industries are approximately equally represented, each employing less than 2% of the total labor force.

     The St. Louis area ranks third in the United States based on the number of Fortune 100 industrial corporations headquartered in the region, and ranks sixth in the nation in terms of headquarters of companies listed among the Fortune 500 largest industrial and service corporations.

     The Association's executive offices are located at 14915 Manchester Road, Ballwin, Missouri 63011 and its main telephone number is (314) 227-3000.

     THE BANK. The Bank was formed by the Company in 1995 through the merger of Longview, North Texas and Shelby-Panola following their acquisition by the Company. Subsequently, Texas Heritage and L&B Financial were merged into the Bank following their acquisitions. The Bank's operations currently include:
(i) six offices in the suburban Dallas counties of Denton, Collin, Tarrant and Wise, a market which North Texas had served since 1957; (ii) five offices in the northeastern Texas counties of Gregg and Harrison, a market which Longview had served since 1934; (iii) six offices in the northeastern Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus, which L&B Financial had served since 1890; (iv) four offices in the suburban Dallas counties of Dallas and Rockwall, a market which Texas Heritage had served since 1984; and (v) one office in Panola County which Shelby-Panola had served since 1956. Both the suburban Dallas and the Northeast Texas areas have diversified economies and have experienced population growth in recent years. With $462.6 million in assets at December 31, 1996, the Bank is the tenth largest savings association in the State of Texas.

     The Bank's executive offices are located at 321 West Oak Street, Denton, Texas and its main telephone number is (817) 382-9670.

RECENT LEGISLATIVE DEVELOPMENTS

     During the quarter ended September 30, 1996, the Company incurred an after-tax charge of $3.5 million as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance fund ("BIF") which generally insures the deposits of commercial banks and the SAIF which generally insures the deposits of savings associations. Because the reserves of the SAIF have been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Association and the Bank, have been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

     The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the best supervisory ratings would be reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single Deposit Insurance Fund effective December 31, 1999 but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997 for the establishment of a single charter for banks and thrifts. The Company cannot predict what the effect of any such legislation will be on the Association and the Bank.

LENDING ACTIVITIES

   LOAN PORTFOLIO COMPOSITION. The Company's loan portfolio totaled $885.4 million at December 31, 1996, representing 77.1% of total assets at that date. At December 31, 1996, the loan portfolio of the Association totaled $515.6 million, or 75.2% of its assets, and the loan portfolio of the Bank totaled $369.8 million, or 79.9% of its assets. It is the Company's policy to concentrate its lending within the market areas of the Association and the Bank. The Company estimates that approximately 89.2% of the Association's loans are secured by properties in the State of Missouri and 90.2% of the Bank's loans are secured by properties in the State of Texas.

   Although the Company has in recent years increased its lending on commercial real estate and its construction lending, the Company's loan portfolio continues to consist primarily of loans secured by residential real estate. At December 31, 1996, $623.8 million, or 63.5% of the total loan portfolio, consisted of single-family, conventional residential mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company also makes conventional mortgage loans for the purpose of constructing single-family residences. At December 31, 1996, loans for the construction and development of single-family residential real estate totaled $164.3 million, or 16.7% of the Company's total loan portfolio. At December 31, 1996, the remainder of the Company's portfolio of residential mortgage loans consisted primarily of home equity lines of credit secured by mortgages on residential real estate. Such loans totaled $44.9 million, or 4.6% of the total loan portfolio, at December 31, 1996.

   At December 31, 1996, loans secured by commercial real estate totaled
$134.5 million, or 13.7% of the total loan portfolio. Included in this amount was approximately $53.0 million in loans for the acquisition and development of real estate for construction of single-family dwellings primarily in Texas.

   To a limited extent, the Savings Association Subsidiaries originate consumer loans. Such loans, which primarily consist of automobile loans, education loans and loans secured by savings deposits, totaled $8.7 million, or 0.9% of the Company's total loan portfolio at December 31, 1996.

   Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. As of December 31, 1996, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.



                                                                               AT DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                             1996               1995                1994              1993              1992
                                      ------------------  ----------------  -----------------  -----------------  ----------------
                                        AMOUNT      %      AMOUNT     %      AMOUNT      %      AMOUNT      %      AMOUNT     %
                                      ---------- -------  -------- -------  --------- -------  --------- -------  -------- -------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family (1)..................  $623,754   63.51%  $629,327  75.74%  $501,307   84.98%  $234,101   72.63%  $204,224  70.00%
  Home equity........................    44,924    4.57     26,826   3.23     22,685    3.84     21,431    6.65     24,075   8.25
  FHA insured/VA guaranteed..........       968    0.10      1,065   0.13        931    0.16      1,203    0.37      1,554   0.53
  Commercial.........................   134,532   13.70     72,194   8.69     56,192    9.52     58,382   18.11     55,702  19.09
  Construction.......................   164,278   16.73     94,630  11.39      5,945    1.67      5,385    1.67      5,388   1.85
                                       --------  ------   -------- ------   --------  ------   --------  ------   -------- ------
      Total real estate loans........   968,456   98.61    824,042  99.18    587,060   99.51    320,502   99.43    290,943  99.72
                                       --------  ------   -------- ------   --------  ------   --------  ------   -------- ------
Commercial...........................     5,000    0.51      2,000   0.24      2,000    0.34      1,000    0.31         --     --
                                       --------  ------   -------- ------   --------  ------   --------  ------   -------- ------
Consumer loans:
  Automobile.........................     1,649    0.17        875   0.10        148    0.02        188    0.06        221   0.08
  Loans secured by savings deposits..     3,658    0.37      3,410   0.41        297    0.05        240    0.07        267   0.09
  Education..........................       178    0.02        229   0.03        224    0.04        254    0.08        277   0.08
  Other..............................     3,195    0.32        341   0.04        213    0.04        151    0.05         48   0.02
                                       --------  ------   -------- ------   --------  ------   --------  ------   -------- ------
      Total consumer loans...........     8,680    0.88      4,855   0.58        882    0.15        833    0.26        813   0.28
                                       --------  ------   -------- ------   --------  ------   --------  ------   -------- ------
        Total loans receivable.......   982,136  100.00%   830,897 100.00%   589,942  100.00%   322,353  100.00%   291,756 100.00%
                                                 ======            ======             ======             ======            ======
Add (deduct):
  Loans in process...................   (89,573)           (38,458)           (3,755)            (5,380)            (2,914)
  Unearned (discounts) premiums, net.    (1,786)              (621)              111                115                (38)
  Deferred loan costs (fees), net....     1,157              1,363             2,163               (362)              (726)
  Allowance for losses...............    (6,529)            (5,096)           (3,471)            (3,190)            (2,974)
                                       --------           --------          --------           --------           --------
      Loans receivable, net..........  $885,405           $788,085          $584,990           $313,518           $285,104
                                       ========           ========          ========           ========           ========

-------------------
(1)  Includes loans held for sale of $2,821,000, $1,787,000, $752,000 and
     $610,000 at December 31, 1996, 1995, 1993 and 1992, respectively.

   LOAN PORTFOLIO SENSITIVITY. The following table sets forth certain information as of December 31, 1996 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of
principal, based on contractual terms to maturity.   Demand loans, loans having
no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.


                                        DUE AFTER
                           DUE WITHIN  ONE THROUGH  DUE AFTER
                            ONE YEAR   FIVE YEARS   FIVE YEARS   TOTAL
                           ----------  -----------  ----------  --------
                                            (IN THOUSANDS)
Residential real estate..   $ 26,174     $ 91,871    $551,601   $669,646
Commercial real estate...     73,126       32,730      28,676    134,532
Construction.............    161,449        2,829          --    164,278
Commercial...............      5,000           --          --      5,000
Consumer.................      5,190        2,768         722      8,680
                            --------     --------    --------   --------
 Total...................   $270,939     $130,198    $580,999   $982,136
                            ========     ========    ========   ========


   The following table sets forth as of December 31, 1996 the dollar amount of the loans maturing subsequent to the year ending December 31, 1997 broken down between those with predetermined interest rates and those with adjustable interest rates.

                              PREDETERMINED     FLOATING OR
                                  RATES      ADJUSTABLE RATES   TOTAL
                              -------------  ----------------  --------
                                           (IN THOUSANDS)
   Residential real estate..    $130,025          $513,447     $643,472
   Commercial real estate...      15,430            45,976       61,406
   Construction.............       2,164               665        2,829
   Commercial...............          --                --           --
                                ========          ========     ========
   Consumer.................       2,836               654        3,490
                                --------          --------     --------
    Total...................    $150,455          $560,742     $711,197
                                ========          ========     ========

   Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

   ORIGINATION, PURCHASE AND SALE OF LOANS. Residential mortgage loan originations are attributable to referrals from commissioned loan representatives, depositors, walk-in customers, advertising and referrals from real estate brokers and developers. The Company also uses commissioned loan representatives for the origination of residential construction loans. Commercial real estate loan originations are attributable largely to the Company's reputation and its long-standing ties to builders in its market areas. All loan applications are evaluated by the loan division to ensure compliance with the Company's underwriting standards. See " -- Loan Underwriting Policies."

   In order to increase loan originations, the Company in 1993 commenced a loan origination program utilizing commissioned representatives to identify single-family mortgage loan origination opportunities in the Association's market area. Loan representatives are paid commissions on all loans originated by the Association pursuant to their referrals. No loans may be originated by the Association pursuant to this program unless the borrower meets the same underwriting criteria as applied to the Association's other single-family mortgage loans. The Company has instituted a similar program at the Bank and recently extended the use of commissioned loan representatives to the identification of residential construction lending opportunities.

   To further supplement originations, the Company has in the past undertaken residential mortgage loan purchases both on a bulk and an individual loan basis. All such loans were underwritten using the same underwriting guidelines as are applied to direct originations and were generally secured by properties in the Company's market area. Because of the increased level of originations generated by the commissioned loan representatives in recent years, however, the Company has de-emphasized loan purchases.

   As a result of its acquisitions of Longview, North Texas and Shelby-Panola during fiscal year 1995, the Company increased its loan portfolio by $208.3 million after purchase accounting adjustments. The Company added $56.0 million in loans to the portfolio through its purchase of Texas Heritage in 1996. The resulting premiums and discounts are being amortized or accreted to income consistent with the accounting policies of the Company.

   The Savings Association Subsidiaries sell whole loans to institutional investors, principally to the Federal Home Loan Mortgage Corporation ("FHLMC"). The bulk of such loan sales have consisted of long-term, fixed-rate mortgage loans which have been sold in furtherance of the Company's goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. Depending on market trends, the Savings Association Subsidiaries may obtain a purchase commitment from the institutional investor prior to committing to an interest rate to the borrower. In connection with the origination of the loan, the Savings Association Subsidiaries have traditionally charged an origination fee of between one and two points, which the Association retained upon the sale of the related loans.

   The following table sets forth certain information with respect to the loan origination, purchase and sale activity of the Company during the periods indicated, including loans acquired in business combinations.

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1996       1995       1994
                                                    ---------  ---------  --------
                                                            (IN THOUSANDS)
Loans originated:
  Real estate loans:
    Construction..................................  $188,304   $ 72,104   $  8,948
    Single-family.................................    66,754     65,847    101,303
    Home equity...................................    37,130     13,497     11,855
    FHA insured/VA guaranteed.....................       793      1,352         --
    Commercial real estate........................    57,905      8,027      6,054
  Commercial......................................     3,418         --      1,822
  Consumer........................................     3,842      1,311        469
                                                    --------   --------   --------
      Total loans originated......................   358,146    162,138    130,451
                                                    --------   --------   --------
Loans purchased:
  Real estate loans:
    Single-family.................................     8,644     25,431    225,609
    Commercial....................................       473      1,000         --
    Construction..................................        --        971         --
                                                    --------   --------   --------
      Total loans purchased.......................     9,117     27,402    225,609
                                                    --------   --------   --------
Loans acquired in business combinations:
  Real estate loans:
    Construction..................................    23,311     33,006         --
    Single-family.................................    28,141    152,703         --
    Home improvement..............................        --      1,065         --
    FHA insured/VA guaranteed.....................       286        450         --
    Commercial real estate........................    13,453     19,961         --
  Consumer........................................     2,181      4,297         --
  Less allowance for loss, unearned discount and
    deferred fees.................................   (11,333)    (3,152)        --
                                                    --------   --------   --------
    Total loans acquired in acquisitions..........    56,039    208,330         --
                                                    --------   --------   --------
Loans sold:
  Residential real estate.........................    32,893     27,190     13,826
  Commercial real estate..........................        --      1,157         --
                                                    --------   --------   --------
    Total loans sold..............................    32,893     28,347     13,826
                                                    --------   --------   --------
Principal repayments..............................   290,969    165,052     71,144
Decrease (increase) in other items, net...........    (2,120)    (1,376)       382
                                                    --------   --------   --------
Net increase......................................  $ 97,320   $203,095   $271,472
                                                    ========   ========   ========

   LOAN UNDERWRITING POLICIES. The Savings Association Subsidiaries' lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures prescribed by the Savings Association Subsidiaries' respective Boards of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the Savings Association Subsidiaries' Boards of Directors. All loans must be approved by at least two members of the Management Loan Committee, which consists of the Senior Vice President/Senior Lending Officer and two Loan Officers. Loans of up to $200,000 may be approved by the two Loan Officers. Approval of the full Management Loan Committee is required for any loan between $200,000 and $500,000. Any loan in excess of $500,000 must be approved by the respective Board of Directors.

   The Savings Association Subsidiaries' policies are to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in an area designated as a flood plain by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Savings Association Subsidiaries make disbursements for items such as real estate taxes.

   Applications for fixed-rate, single-family real estate loans are underwritten and closed in accordance with FHLMC and Federal National Mortgage Association ("FNMA") standards, and other loan applications are underwritten and closed based on the Savings Association Subsidiaries' own loan guidelines, which generally conform to FHLMC and FNMA standards. Fixed-rate, single-family real estate loans having contractual maturities of greater than 15 years currently are sold to institutional investors. Residential and commercial mortgage loans are required to have title searches, title insurance, and fire and extended coverage insurance.

   Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a fee appraiser approved by the Savings Association Subsidiaries.

   The Savings Association Subsidiaries are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Savings Association Subsidiaries are required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Savings Association Subsidiaries will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Savings Association Subsidiaries generally limit the loan-to-value ratio on commercial real estate mortgage loans to 80%. The federal banking agencies, including the OTS, have adopted regulations establishing new loan-to-value ratio requirements for specific categories of real estate loans.

   Under federal law, the Association and the Bank may not make loans to a single borrower aggregating in excess of 15% of their respective unimpaired capital and unimpaired surplus.

   Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes and, in the case of fixed-rate, single-family residential loans, rates established by FHLMC. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including those of the Federal Reserve Board, legislative and tax policies and government budgetary matters.

   RESIDENTIAL REAL ESTATE LENDING. The Savings Association Subsidiaries historically have been and continue to be originators of single-family, residential real estate loans in their respective market areas. The Savings Association Subsidiaries currently originate fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by FHLMC and FNMA and adjustable-rate mortgage loans for terms of up to 30 years. At December 31, 1996, single-family, residential mortgage loans, including FHA/VA loans but excluding home equity loans, totaled $624.7 million, or 63.6% of the Company's total loan portfolio, of which approximately $489.4 million, or 78.3%, bore adjustable rates of interest.

   The Savings Association Subsidiaries offer adjustable-rate residential mortgage loans with interest rates which adjust annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board (the "Treasury Index"), plus a margin of 2.75%. The amount of any increase or decrease in the interest rate presently is limited to two percentage points per year, with a maximum adjustment of 6.00% over the initial loan rate. These limitations may vary with market conditions. The Company estimates that the maximum rate to which the adjustable-rate mortgage loans currently held in portfolio could adjust would not exceed 12.875% per annum as a result of current contractual limits on aggregate rate increases. The adjustable-rate mortgage loans offered by the Savings Association Subsidiaries, as well as many other savings institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, loans are underwritten on the basis of the borrower's ability to pay at the rate which would be in effect without the discount.

   The Company's loan portfolio also includes residential mortgage loans with interest rate adjustments indexed to published cost-of-funds indices for thrift institutions in various FHLB districts. Due to delays in the publishing of these indices, the interest rates on loans so indexed do not adjust as quickly as loans indexed to the Treasury Index and, for that reason, the Savings Association Subsidiaries no longer originate or purchase such loans. At December 31, 1996, the Savings Association Subsidiaries held approximately $45.4 million in adjustable-rate loans and mortgage-backed securities indexed to various cost-of-funds indices.

   The retention of adjustable-rate mortgage loans in the Company's loan portfolio helps reduce the Company's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, the adjustable-rate mortgages originated by the Company generally provide for initial rates of interest below the rates which would apply were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect, replacing the lower initial rate. Although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Company's adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Company's cost of funds. Because borrowers may generally prepay adjustable-rate residential mortgage loans without penalty, such mortgages expose the Company to prepayment risk in a declining interest rate environment.

   The Savings Association Subsidiaries also originate conventional fixed-rate mortgage loans secured by single-family residential properties. All fixed-rate loans are underwritten according to FHLMC and FNMA guidelines, utilizing their approved documents, so that the loans qualify for sale in the secondary mortgage market.

   HOME EQUITY LENDING. Home equity loans are generally made on the security of residences and normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to ten years. The Company's home equity loans require the payment of interest only until maturity when unpaid principal is due. Because Texas law currently restricts the creation of any lien on a primary residence other than a first lien, the Company does not offer home equity loans in Texas. At December 31, 1996, total outstanding home equity loans totaled $44.9 million, or 4.6% of the Company's total loan portfolio.

   COMMERCIAL REAL ESTATE LENDING.   The Company currently originates commercial
real estate loans which are generally secured by apartments, retail stores, hotels, office buildings, warehouses and other income-producing commercial property. The Company's commercial loan portfolio also includes loans for the acquisition and development of land for the construction of single-family residences.

   At December 31, 1996, the principal concentrations in the Company's commercial real estate loan portfolio were as follows:

                                                AMOUNT
TYPE OF LOAN                                 (IN THOUSANDS)
------------                                 --------------
Acquisition, development and construction..       $ 61,315
Office buildings...........................         34,783
Multi-family...............................         16,212
Hotels and restaurants.....................          4,113
Other......................................         18,109
                                                  --------
                                                  $134,532
                                                  =========

   The Company's three largest commercial real estate loans at December 31, 1996 were a $5.4 million acquisition and development loan secured by a single-family subdivision development located in Tarrant County, Texas, a $4.3 million loan secured by a retail shopping center located in St. Louis County, and a $4.4 million loan secured by a single-family subdivision development located in Collin County, Texas. At December 31, 1996, the Company's ten largest commercial real estate loans amounted to $36.8 million, or 27.3% of the Company's portfolio of commercial real estate loans. All ten of these loans were current at December 31, 1996.

   At December 31, 1996, commercial real estate loans totaled $134.5 million, or 13.7% of the Company's total loan portfolio, as compared to $72.2 million, or 8.7%, at December 31, 1995. The Company originated $6.1 million, $8.0 million and $57.9 million of commercial real estate loans during the years ended December 31, 1994, 1995 and 1996, respectively.

    The Company's commercial real estate loans have a maximum term and amortization of 30 years, but typically have balloon terms ranging from five to ten years. Commercial real estate loans generally are made with interest rates that adjust annually or more frequently based upon changes in the Treasury Index or other index utilized, including prime rate and cost of funds indices, plus a negotiated margin.

   Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Company. It is the Company's current policy to obtain personal guarantees and annual financial statements from all principals obtaining commercial real estate loans. The Company inspects the properties securing commercial real estate loans at least annually and also reviews all commercial real estate loans in excess of $500,000 on an annual basis to ensure that the loan meets current underwriting standards.

   Under federal law, the aggregate amount of loans which a savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital. Under this standard, at December 31, 1996, the Association was permitted to invest in nonresidential real property loans in an aggregate amount equal to $176.2 million and the Bank was permitted to invest an aggregate amount equal to $100.0 million.

   CONSTRUCTION LENDING. Through the Savings Association Subsidiaries, the Company engages in construction lending to qualified borrowers for construction of single-family residential properties. These properties are primarily located in the Company's market areas. At December 31, 1996, the Company's loan portfolio included $164.3 million in construction loans all of which were for the construction or development of single-family homes. Generally, loans for the construction of owner-occupied, single-family residential properties are made on an adjustable-rate basis and for terms of from six to 12 months, during which time the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans generally have a maximum loan-to-value ratio of 80%. At December 31, 1996, there were no construction loans with a loan-to-value ratio in excess of 80%. Borrowers must satisfy all credit requirements which would apply to the Savings Association Subsidiaries' permanent mortgage loan financing for the subject property.

   The Company makes construction loans both to individuals building their primary or secondary residences and to selected local developers for the construction of single-family dwellings. The Company generally limits its exposure to any single developer to $4.0 million unless the Company has had significant past experience with the developer.

   Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by appraisers approved by the Board of Directors of the Association or the Bank, as the case may be, and a study of the feasibility of the proposed project. The Company uses appraisers meeting federal and state certification standards on all of its commercial construction loans. The Company also reviews and inspects each project at the commencement of construction and during the term of the construction loan.

   Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions.

   CONSUMER LENDING. The Company does not emphasize consumer loans, but originates such loans as an accommodation to its customers. The consumer loans originated by the Company include automobile loans, education loans and loans secured by savings deposits. In the Texas market, the Bank originates home improvement loans as consumer loans because Texas law currently restricts the Bank from taking a mortgage on the borrower's home in connection with such transactions. At December 31, 1996, consumer loans totaled $8.7 million, or 0.9% of the Company's total loan portfolio.

   Automobile loans are secured by both new and late-model used cars and are generally limited to 80% of the "sticker price" or purchase price, whichever is lower, or the loan value as published by the National Automobile Dealers Association. Automobile loans are only made to the borrower-owner on a direct basis. New cars are financed for a period of up to 60 months, while used cars are financed for 48 months or less. Collision insurance is required for all automobile loans.

   The Company makes savings deposit loans for up to 100% of the depositor's savings deposit balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings deposit loans are payable on demand. Interest is billed on a monthly or quarterly basis. At December 31, 1996, total loans on savings deposits were $3.7 million, or 0.4% of the total loan portfolio.

   Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Company, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. The risks associated with consumer loans is minimized due to the relatively small amount of consumer loans originated by the Company.

   In underwriting consumer loans, the Company places primary emphasis on the borrower's credit history and an analysis of the borrower's income and expenses, perceived ability to repay the loan and the value of the collateral, if any. At December 31, 1996, $232,000 of the Company's consumer loans were 90 days or more delinquent. The Company's policy is generally to fully provide for losses in consumer loans not secured by real property at such time as the loan becomes greater than 90 days delinquent.

   COMMERCIAL LENDING. The Association and the Bank are also authorized to invest up to 20% of their respective assets in loans for commercial, corporate, business or agricultural purposes but have traditionally not engaged in this form of lending. The Association has extended warehouse lines of credit totaling $5.0 million at December 31, 1996 to two local mortgage brokers. Under these arrangements, the Association provides temporary funding for residential first mortgage loans originated by the mortgage brokers until the brokers can deliver the loans for resale in the secondary market. The lines of credit are secured by assignments of the notes underlying the mortgage loans.

   LOAN FEES AND SERVICING. In addition to interest earned on loans, the Company receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. Depending on market conditions, the Company may receive fees of up to two points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. All loan origination fees and the related incremental direct costs of originating loans are deferred and amortized over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining net deferred fees with respect to such loan are taken into income at such time. See
Note 1 of Notes to Consolidated Financial Statements.

   In addition to the foregoing fees, the Company receives fees for servicing loans which have been sold to other financial institutions or to FHLMC or FNMA. Servicing activities include the collection and processing of mortgage payments, accounting for loan funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. As compensation for these services, the Company is generally permitted to retain a portion of the monthly payment. Loan servicing fees have not been a significant source of income for the Company. At December 31, 1996, the Company was servicing approximately $58.0 million in loans sold to others, all of which were residential mortgage loans.

   Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Company's market areas.

   NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of principal and interest due. As a matter of policy, the Company will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. The Company will send a Company officer to the property before a loan payment becomes 45 days past due. If a delinquency exceeds 60 days in the case of a residential mortgage loan, 30 days in the case of a construction loan or 30-60 days for a loan on commercial real estate, the Company will institute additional measures to enforce its remedies resulting from the loan's default, including commencing foreclosure action. After any loan is delinquent 60 days or more, formal legal proceedings are commenced to collect amounts owed.

   After residential mortgage loans become past due more than 90 days, the Company generally establishes an allowance in the amount of uncollected interest. Commercial real estate loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 90 days past due. Loans are charged off when management concludes that they are uncollectible.

   Real estate acquired by the Company as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Any required write-down of the loan to its fair market value upon foreclosure is charged against the allowance for loan losses. See Notes 1 and 7 of Notes to Consolidated Financial Statements included under Item 8 hereof.

   The following table sets forth information with respect to the Company's nonperforming assets. At the dates indicated, there were no accruing loans 90 days or more past due.

                                                        AT DECEMBER 31,
                                          --------------------------------------------
                                           1996     1995     1994     1993      1992
                                          -------  -------  -------  -------  --------
                                                     (DOLLARS IN THOUSANDS)
Restructured loans (1)..................  $  179   $  546   $   --   $   --   $ 3,230
                                          ------   ------   ------   ------   -------
Nonaccruing loans:
  Residential real estate...............  $1,169   $1,687   $  249   $  192   $   570
  Commercial real estate................      --       26       --       --        --
  Construction..........................      11      707       --       --        --
  Commercial............................      74       15       --       --        --
  Consumer..............................     232       42       --       --        22
                                          ------   ------   ------   ------   -------
    Total nonaccruing loans.............   1,486    2,477      249      192       592
    Applicable allowance for losses.....     (43)      --       --       --        --
                                          ------   ------   ------   ------   -------
        Nonaccruing loans, net..........   1,443    2,477      249      192       592
                                          ------   ------   ------   ------   -------
          Total restructured and
            nonaccruing loans, net......   1,622    3,023      249      192     3,822
                                          ------   ------   ------   ------   -------
        Nonperforming loans, net as a
          percentage of net loans.......    0.18%    0.38%    0.04%    0.06%     1.34%
                                          ======   ======   ======   ======   =======
Foreclosed assets:
  Residential...........................  $1,584   $  436   $   70   $  605   $   604
  Commercial............................   1,195    3,163    3,002    7,464     7,881
  Construction..........................   2,115      343       --       --        --
  Commercial............................      --       --       --       --        --
                                          ------   ------   ------   ------   -------
    Total foreclosed assets.............   4,894    3,942    3,072    8,069     8,485
    Applicable allowance for losses.....    (434)    (272)    (455)    (457)     (730)
                                          ------   ------   ------   ------   -------
        Foreclosed assets, net..........   4,460    3,670    2,617    7,612     7,755
                                          ------   ------   ------   ------   -------
        Nonperforming assets, net.......  $6,082   $6,693   $2,866   $7,804   $11,577
                                          ======   ======   ======   ======   =======
        Nonperforming assets, net as a
          percentage of total assets....    0.53%    0.59%    0.33%    1.38%     2.77%
                                          ======   ======   ======   ======   =======
--------------------

(1) Not included in restructured loans since December 31, 1992 is a loan secured by commercial real estate. Management determined that this loan should no longer be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms. The unpaid balance of this loan was approximately $3,084,000, $3,113,000, $3,148,000 and $3,187,000 at December 31, 1996, 1995, 1994 and
     1993, respectively.

     Total nonperforming assets decreased from $6.7 million at December 31, 1995 to $6.1 million at December 31, 1996, and decreased from 0.59% of assets to 0.53% of assets. Nonperforming assets increased to $6.7 million, or 0.59% of assets at December 31, 1995 from $2.9 million or 0.33% of assets at December 31, 1994, primarily as a result of the acquisition of the Bank. Between December 31, 1993 and 1994, nonperforming assets declined from $7.8 million to $2.9 million. The majority of the decline in such assets was the result of a $5.0 million decline in foreclosed assets due to the sale of a large portion of a shopping center in St. Louis County that was acquired through foreclosure during 1992. At December 31, 1996, the Company's foreclosed assets consisted primarily of two commercial properties carried on the Company's books at $1.2 million, 12 single-family residences carried on the Company's books at $1.6 million and $2.1 million in residential construction loans. See "Real Estate Operations -- Real Estate Acquired Through Foreclosure." The Company's restructured loans consist of three loans totaling approximately $179,000 secured by single-family residences located in Denton, Panola and Burnett counties in Texas. Not included in restructured loans is a $3.1 million loan secured by a country club and leasehold on a golf course in St. Charles County, Missouri which was restructured during 1991 because of the borrower's inability to meet debt service. Because the loan has been performing since the date of restructuring, provides for principal amortization and bears a market interest rate, management does not consider this a non-performing loan and has excluded it from the table above.

     During the year ended December 31, 1996, gross interest income of approximately $134,000 and $14,000, would have been recorded on nonaccruing loans and on restructured loans, respectively, if such loans had been current throughout the period according to their original terms. Only cash received of $61,000 was included in income during the year ended December 31, 1996 on nonaccruing loans. Approximately $12,000 in interest on restructured loans was included in income during the year ended December 31, 1996.

     At December 31, 1996, there were $1.7 million of loans which were not classified as nonaccrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. These loans are classified as impaired and were identified through normal internal credit review procedures.

     ASSET CLASSIFICATION. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general loss allowances. If an asset or portion thereof is classified loss, the institution must either establish specific loss allowances in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention."
OTS examiners may disagree with the institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS.

     The Company has determined that on a consolidated basis at December 31, 1996 it had $7.5 million, net of reserves, in assets classified as substandard, no assets classified as doubtful and $156,000 in assets classified as loss. Substandard assets included $1.7 million in residential loans, $195,000 in consumer loans, $945,000 in construction loans, $206,000 in commercial real estate loans and $4.5 million, net of reserves, in real estate acquired through foreclosure. Assets classified as loss, which are fully reserved, consisted of $76,000 in real estate acquired through foreclosure and $80,000 in mortgage loans.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Company's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income.

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been identified but can be expected to occur. Management conducts monthly reviews of the loan portfolio and evaluates the need to establish specific allowances on the basis of this review. As part of its review, management grades loans for which collection in full may not be reasonably assured using a classification system similar to that employed by OTS examiners. Loans subject to grading include delinquent loans and any loans that have been placed on a watch list. Specific allowances are provided for individual loans when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of any specific allowance necessary is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral-dependent loans. At the date of foreclosure, the Company transfers the property to real estate acquired through foreclosure at fair value. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Company does not record partial charge-offs on individual loans. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

     General allowances are established by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Company's loan portfolio as a whole taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate.

     Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     Although the Company has experienced increased loan charge-off activity in the last two fiscal years, net charge-offs have continued to represent a small percentage of average loans outstanding. The ratio of the allowance to nonaccruing loans at December 31, 1996 was 439%. The Company has increased its provision for loan losses during the two most recent fiscal years in order to maintain the allowance for loan losses at a prudent level and to allow for future growth in the portfolio primarily as a result of the Texas acquisitions.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                               1996     1995     1994     1993     1992
                                              -------  -------  -------  -------  -------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period..............  $5,096   $3,471   $3,190   $2,974   $2,225
Reserves acquired in business combinations..     851    1,378       --       --       --
Loans charged-off:
 Residential real estate....................     (24)      --      (19)     (24)     (22)
 Commercial real estate.....................      --      (91)      --       --      (14)
 Construction...............................     (42)     (31)      --       --       --
 Commercial.................................      --       --       --       --       --
 Consumer...................................     (12)      --       --       --       --
                                              ------   ------   ------   ------   ------
  Total charge-offs.........................     (78)    (122)     (19)     (24)     (36)
                                              ------   ------   ------   ------   ------
Recoveries:
 Residential real estate....................      --       --       --       --       --
 Commercial real estate.....................      --       --       --       --       --
 Construction...............................      --       --       --       --       --
 Commercial.................................      --       --       --       --       --
 Consumer...................................      --        2       --       --       --
                                              ------   ------   ------   ------   ------
  Total recoveries..........................      --        2       --       --       --
                                              ------   ------   ------   ------   ------
Net loans charged-off.......................     (78)    (120)     (19)     (24)     (36)
                                              ------   ------   ------   ------   ------
Provision charged to expense................     660      367      300      240      785
                                              ------   ------   ------   ------   ------
Balance at end of period....................  $6,529   $5,096   $3,471   $3,190   $2,974
                                              ======   ======   ======   ======   ======
Ratio of net charge-offs to average
 loans outstanding during the period........    0.01%    0.02%    0.01%    0.01%    0.01%
                                              ======   ======   ======   ======   ======
Ratio of allowance to net loans.............    0.74%    0.65%    0.59%    1.02%    1.04%
                                              ======   ======   ======   ======   ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The Company has allocated portions of the allowance to individual loan categories based on its analysis of the risk elements in those portfolios. In addition, the Company maintains an unallocated portion of the allowance in order to maintain the allowance at a level deemed prudent by management. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                       AT DECEMBER 31,
                            ----------------------------------------------------------------------
                                      1996                    1995                    1994
                            ----------------------  ----------------------  ----------------------
                                       PERCENT OF              PERCENT OF              PERCENT OF
                                        LOANS IN                LOANS IN                LOANS IN
                                      CATEGORY TO             CATEGORY TO             CATEGORY TO
                             AMOUNT   TOTAL LOANS    AMOUNT   TOTAL LOANS    AMOUNT   TOTAL LOANS
                            --------  ------------  --------  ------------  --------  -------------
                                                    (DOLLARS IN THOUSANDS)
Residential real estate...  $ 1,360      68.18%     $ 1,050     79.10%      $   529       88.98%
Commercial real estate....    1,116      13.70          535      8.69           875        9.52
Construction..............    1,497      16.73          139     11.39            --        1.01
Commercial................       40       0.51           --      0.24            --        0.34
Consumer..................      155       0.88           71      0.58             7          --
Unallocated...............    2,361         --        3,301        --         2,060          --
                            -------     ------      -------    ------       -------     -------
                             $6,529     100.00%      $5,096    100.00%       $3,471      100.00%
                            =======     ======      =======    ======        ======      ======



                                             AT DECEMBER 31,
                            ---------------------------------------------
                                     1993                    1992
                            ---------------------  ----------------------
                                      PERCENT OF              PERCENT OF
                                      LOANS IN                LOANS IN
                                      CATEGORY TO             CATEGORY TO
                            AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                            -------   -----------   -------   -----------
                                        (DOLLARS IN THOUSANDS)
Residential real estate...  $   259      79.65%     $   244       78.78%
Commercial real estate....      883      18.11        1,701       19.09
Construction..............       --       1.67           --        1.85
Commercial................       --       0.31           --          --
Consumer..................        9       0.26            5        0.28
Unallocated...............    2,039         --        1,024          --
                            -------     ------      -------      ------
                            $ 3,190     100.00%      $2,974      100.00%
                            =======     ======      =======      ======

     Included in the above amounts are specific reserves totaling $80,000 and $26,000 at December 31, 1996 and 1995, respectively, related to loans classified as loss. No specific reserves were included in the amounts shown above at December 31, 1994, 1993 or 1992. There were no loans classified as loss at any of the other dates disclosed above.

REAL ESTATE OPERATIONS

     REAL ESTATE ACQUIRED FOR DEVELOPMENT AND SALE. The Company's real estate operations include sales of real estate acquired through foreclosure as well as of real estate acquired for development and sale. Until the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a significant business focus of the Association was the construction and sale of residential housing as then permitted by Missouri savings and loan law. On the effective date of FIRREA, the Association owned seven parcels of real estate held for development with a gross carrying value of approximately $25.0 million. In connection with the enactment of

FIRREA, the Association determined to wind down its development activities and subsequently implemented a plan for divestiture of all remaining real estate. During fiscal year 1996, the Company sold the only remaining parcel of real estate.

     REAL ESTATE ACQUIRED THROUGH FORECLOSURE. Real estate acquired through foreclosure is initially recorded at fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through independent appraisal at the time of foreclosure. At December 31, 1996, the Company held no foreclosed assets for which market prices were unavailable. If considered necessary, the Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1996, the Company's largest foreclosed asset was an office building in St. Louis County, Missouri which was acquired in November 1995 resulting in a carrying value of $1.2 million.

     ALLOWANCE FOR LOSS ON REAL ESTATE. The Company has established an allowance for loss on real estate to which losses on the devaluation of such properties could be charged in future periods. Losses on real estate may be recognized either as a result of a sale at less than the carrying value or as a result of a reappraisal or other subsequent re-evaluation reflecting a lower value than the amount previously recorded. Gains are recognized in the event properties are sold for more than the book carrying value. The allowance for loss on real estate formerly included an allowance for loss on real estate acquired for development and sale. As sales of such properties have been closed, the Association has made charge-offs against the allowance and this allowance has been reduced to zero at December 31, 1996.

     The following table summarizes the activity in the Company's allowance for loss on real estate acquired through foreclosure for the periods stated.

                                                     YEAR ENDED DECEMBER 31,
                                              --------------------------------------
                                               1996    1995    1994    1993    1992
                                              ------  ------  ------  ------  ------
                                                         (IN THOUSANDS)
Balance at beginning of period..............  $ 272   $ 455   $ 457   $ 730   $ 894
Reserves acquired in business combinations..     21      52      --      --      --
Provision charged to expense................    200      --      --      --      --
Recoveries..................................     --      --      --      --      --
Charge-offs.................................    (59)   (235)     (2)   (273)   (848)
                                              -----   -----   -----   -----   -----
Balance at end of period....................  $ 434   $ 272   $ 455   $ 457   $ 730
                                              =====   =====   =====   =====   =====


     The following table summarizes activity in the Company's allowance for loss on real estate acquired for development and sale for the periods stated.

                                                         YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                1996     1995     1994     1993      1992
                                              --------  -------  -------  -------  --------
                                                            (IN THOUSANDS)
Balance at beginning of period..............  $ 1,100   $1,100   $1,300   $1,580   $10,296
Reserves acquired in business combinations..       --       33       --       --        --
Provision charged to expense................       --       --       --       --        --
Charge-offs.................................   (1,100)     (33)    (200)    (280)   (8,716)
                                              -------   ------   ------   ------   -------
Balance at end of period....................  $    --   $1,100   $1,100   $1,300   $ 1,580
                                              =======   ======   ======   ======   =======

MORTGAGE-BACKED SECURITIES

     The Company maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are tranches collateralized by federal agency securities with weighted average lives aggregating approximately 12.2 years at December 31, 1996. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. See
Note 5 of Notes to Consolidated Financial Statements included under Item 8 hereof. Because the Company receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Association and Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation of the Savings Association Subsidiaries -- Qualified Thrift Lender Test" and "Taxation."

     Mortgage-backed securities, however, expose the Company to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Company to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Company's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Company may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Company to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Company seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven year or shorter maturity) mortgage-backed securities.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated. As permitted by the Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, the Company reclassified $94.2 million in mortgage-backed securities from held-to-maturity to available-for-sale during the fiscal year ended December 31, 1995.



                                                           AT DECEMBER 31,
                                         ---------------------------------------------------
                                              1996              1995              1994
                                         ---------------  ----------------  ----------------
                                         AMOUNT     %      AMOUNT     %      AMOUNT     %
                                         -------  ------  --------  ------  --------  ------
                                                       (DOLLARS IN THOUSANDS)
Held to Maturity:
-----------------
  FNMA.................................  $    --     --%  $     --     --%  $106,292  100.0%
                                         -------  -----   --------  -----   --------  -----
     Total mortgage-backed
      securities held to maturity......  $    --     --%  $     --     --%  $106,292  100.0%
                                         =======  =====   ========  =====   ========  =====
Available for Sale:
-------------------
  GNMA.................................  $31,762   33.4%  $  4,002    1.7%  $     --    -- %
  FHLMC................................   19,550   20.5     24,475   10.5     11,837   11.4
  FNMA.................................   14,991   15.7    109,461   47.0        840    0.8
  CMOs.................................   28,900   30.4     94,945   40.8     90,808   87.8
                                         -------  -----   --------  -----   --------  -----
     Total mortgage-backed securities
      available for sale...............  $95,203  100.0%  $232,883  100.0%  $103,485  100.0%
                                         =======  =====   ========  =====   ========  =====

     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Company's mortgage-backed securities at December 31, 1996. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 AT DECEMBER 31, 1996
                                     -----------------------------------------------------------------------------
                                         ONE TO FIVE        GREATER THAN FIVE
                                            YEARS                 YEARS                       TOTAL
                                     --------------------  --------------------  ---------------------------------
                                                WEIGHTED              WEIGHTED              APPROXIMATE  WEIGHTED
                                     AMORTIZED   AVERAGE   AMORTIZED   AVERAGE   AMORTIZED    MARKET      AVERAGE
                                       COST       YIELD      COST       YIELD      COST        VALUE       YIELD
                                     ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                                (DOLLARS IN THOUSANDS)
Available for Sale:
-------------------
  GNMA.............................    $    24      7.24%    $31,379      6.59%    $31,403      $31,762      6.59%
  FHLMC............................     13,126      5.85       6,427      6.82      19,553       19,550      6.17
  FNMA.............................      1,006      5.62      13,908      6.59      14,914       14,991      6.52
  CMOs.............................         --        --      30,112      5.92      30,112       28,900      5.92
                                       -------               -------               -------      -------
   Total mortgage-backed
    securities available for sale..    $14,156      5.84%    $81,826      6.36%    $95,982      $95,203      6.28%
                                       =======      ====     =======      ====     =======      =======      ====

INVESTMENT ACTIVITIES

     The Savings Association Subsidiaries each maintain substantial portfolios of investment securities in order to provide liquidity for their operations as well as for income. The Association and the Bank are permitted under federal and state law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. They may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds.

     The Savings Association Subsidiaries purchase investment securities pursuant to guidelines established by and under the supervision of their respective Investment Committees. The stated goal of the investment guidelines is to obtain the highest yield consistent with maintaining safety of principal. To this end, the guidelines give priority to the preservation of assets while maintaining flexibility through diversification of investments. The liquidity portfolios of the Association and the Bank may consist of certain investments with maturity limits ranging up to five years, including investments in U.S. government and federal agency obligations, municipal obligations, commercial paper and corporate debt, mutual funds, federal funds, certificates of deposit and repurchase agreements. The Company's investment policy limits investments in corporate debt to securities rated AAA or AA with a maturity of less than three years. Commercial paper must be rated A-1 or P-1.

     The Association and the Bank are each required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Savings associations are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Association for the month of December 1996 were 5.79% and 2.29%, respectively, and for the Bank were 6.02% and 4.48%, respectively.

     The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated. At December 31, 1996, 1995 and 1994, all investment securities were classified as available for sale.


                                                 AT DECEMBER 31,
                                            --------------------------
                                              1996     1995     1994
                                            --------  -------  -------
                                                  (IN THOUSANDS)
Investment securities (at fair value):
  U.S. government and federal agency
    obligations...........................  $ 85,339  $47,797  $29,467
  Tax-free municipal bonds................       363      793       --
                                            --------  -------  -------
      Total investment securities.........    85,702   48,590   29,467
                                            --------  -------  -------
Other investments (at cost):
  Interest-bearing deposits:
    FHLBs.................................    11,531   18,745  $ 7,097
    Other federally insured institutions..        --       --      276
                                            --------  -------  -------
      Total interest-bearing deposits.....    11,531   18,745    7,373
                                            --------  -------  -------
  Federal funds sold......................     4,815       --       --
  FHLB stock..............................    15,769   16,520   12,650
                                            --------  -------  -------
      Total investments...................  $117,817  $83,855  $49,490
                                            ========  =======  =======

     The following table sets forth the scheduled maturities, amortized costs, market values and average yields for the Company's investment securities portfolio at December 31, 1996.


                                                               AT DECEMBER 31, 1996
                                   -----------------------------------------------------------------------------
                                       ONE TO FIVE        GREATER THAN FIVE
                                          YEARS                 YEARS                        TOTAL
                                   --------------------  --------------------  ---------------------------------
                                              WEIGHTED              WEIGHTED              APPROXIMATE  WEIGHTED
                                   AMORTIZED   AVERAGE   AMORTIZED   AVERAGE   AMORTIZED    MARKET      AVERAGE
                                     COST       YIELD      COST       YIELD      COST        VALUE       YIELD
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                              (DOLLARS IN THOUSANDS)
Investment securities:
    U.S. government and federal
      agency obligations.........    $30,478      6.19%    $54,000      7.87%    $84,478      $85,339      7.26%
    Tax-free municipal bonds.....        195      4.68         166      4.87         361          363      4.77
                                   ---------             ---------             ---------  -----------
Total investment securities......    $30,673      6.18%    $54,166      7.86%    $84,839      $85,702      7.25%
                                   =========  ========   =========  ========   =========  ===========  ========

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of Savings Association Subsidiaries funds for the lending, investment activities of the Savings Association subsidiaries and for general operational purposes. In addition to deposits, the Savings Association Subsidiaries derives funds from borrowed money, loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

     DEPOSITS. The Savings Association Subsidiaries attract deposits principally from within their primary market areas by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, retirement savings plans, and certificates of deposit which range in maturity from three months to eight years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for their deposit accounts are established by the Association and the Bank on a periodic basis. The Savings Association Subsidiaries generally review their deposit mixes and pricing on a weekly basis. In determining the characteristics of their deposit accounts, the Savings Association Subsidiaries consider the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals, and federal regulations. The Company does not currently have any brokered deposits.

     The Savings Association Subsidiaries compete for deposits with other institutions in their market areas by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. Substantially all of the Association's depositors are Missouri residents and substantially all of the Bank's depositors are Texas residents.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Savings Association Subsidiaries between the dates indicated.


                                            AT DECEMBER 31, 1996             AT DECEMBER 31, 1995          AT DECEMBER 31, 1994
                                     ---------------------------------  --------------------------------   ---------------------
                                                            INCREASE                          INCREASE
                                                           (DECREASE)                        (DECREASE)
                                                  % OF     FROM PRIOR               % OF     FROM PRIOR                 % OF
                                      BALANCE   DEPOSITS      YEAR      BALANCE   DEPOSITS      YEAR       BALANCE    DEPOSITS
                                     ---------  ---------  -----------  --------  ---------  -----------  ---------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Passbook and statement savings.....   $ 48,360      5.11%    $ (1,841)  $ 50,201      5.77%    $ 11,808    $ 38,393       7.50%
NOW................................     51,038      5.39        3,958     47,080      5.41       26,964      20,116       3.93
Money market.......................    108,956     11.50       15,415     93,541     10.75       11,945      81,596      15.94
                                      --------    ------     --------   --------    ------     --------    --------     ------
  Total............................    208,354     22.00       17,532    190,822     21.93       50,717     140,105      27.37
                                      --------    ------     --------   --------    ------     --------    --------     ------
Certificates of deposit:
  Fixed-rate, fixed-term...........      8,707      0.92       (5,616)    14,323      1.65       10,043       4,280       0.83
  7-31 days........................         49      0.01           49         --        --           --          --         --
  Three-month senior citizens......        193      0.02          (35)       228      0.03         (734)        962       0.19
  3-month..........................      4,008      0.42         (831)     4,839      0.55        4,839          --         --
  6-month..........................     55,684      5.88      (17,159)    72,843      8.37       53,909      18,934       3.70
  9-month..........................     20,198      2.13      (31,813)    52,011      5.98       48,374       3,637       0.71
  11-month.........................         --        --       (8,346)     8,346      0.96        8,346          --         --
  1-year...........................    215,910     22.80      (21,655)   237,565     27.30       59,670     177,895      34.75
  13-month.........................        199      0.02          199         --        --           --          --         --
  14-month.........................         99      0.01           99         --        --           --          --         --
  15-month.........................     13,548      1.43       13,548         --        --           --          --         --
  18-month.........................    149,076     15.74       90,251     58,825      6.76       36,200      22,625       4.42
  2-year...........................     67,688      7.15       (2,013)    69,701      8.01       15,491      54,210      10.59
  30-month.........................     33,208      3.51      (12,835)    46,043      5.29       25,339      20,704       4.04
  3-year and over..................    110,282     11.64          662    109,620     12.60       42,105      67,515      13.19
  Jumbo certificates...............     56,452      5.96       53,252      3,200      0.36        2,997         203       0.04
  Other............................      3,414      0.36        1,602      1,812      0.21          946         866       0.17
                                      --------    ------     --------   --------    ------     --------    --------     ------
    Total certificates of deposit..    738,715     78.00       59,359    679,356     78.07      307,525     371,831      72.63
                                      --------    ------     --------   --------    ------     --------    --------     ------
    Total..........................   $947,067    100.00%    $ 76,891   $870,178    100.00%    $358,242    $511,936     100.00%
                                      ========    ======     ========   ========    ======     ========    ========     ======

          The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and noncertificate accounts as of the dates indicated.


                                                YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                                 1996                1995                1994
                          ------------------  ------------------  ------------------
                          AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                          BALANCE     RATE    BALANCE     RATE    BALANCE     RATE
                          --------  --------  --------  --------  --------  --------
                                                (DOLLARS IN THOUSANDS)
Passbook and statement
  savings...............  $ 49,246     2.48%  $ 44,771     2.85%  $ 39,762     2.49%
NOW.....................    55,350     1.76     31,064     2.39     19,211     1.97
Money market............    88,034     4.39     90,040     3.89    100,175     2.85
Certificates of
  deposit...............   682,640     5.61    544,912     5.77    261,138     4.81
                          --------            --------            --------
    Total deposits......  $875,270     5.07%  $710,787     5.20%  $420,286     4.00%
                          ========     ====   ========     ====   ========     ====


                     The following table sets forth the Company's time deposits classified by rates as of the dates indicated.


                                        AT DECEMBER 31,
                                  ----------------------------
                                    1996      1995      1994
                                  --------  --------  --------
                                         (IN THOUSANDS)

2  -  3.99%...................    $    385  $  3,488  $ 27,447
4  -  5.99%...................     622,173   405,829   279,360
6  -  7.99%...................     115,905   268,467    57,534
8  -  9.99%...................         252     1,572     7,490
                                  --------  --------  --------
                                  $738,715  $679,356  $371,831
                                  ========  ========  ========

     The following table sets forth the amount and maturities of the Company's time deposits in specified interest rate categories at December 31, 1996.


                                                     AMOUNT DUE
                                 ---------------------------------------------------
                                           MORE THAN  MORE THAN
                                 ONE YEAR  1 YEAR TO   2 YEARS     AFTER
RATE                             OR LESS    2 YEARS   TO 3 YEARS  3 YEARS    TOTAL
-----                           --------  ---------  ----------   --------  -------
                                                   (IN THOUSANDS)
2 - 2.99%......................  $    305   $     --     $    --  $     --  $    305
3 - 3.99%......................        80         --          --        --        80
4 - 4.99%......................    38,747      1,749         596        --    41,092
5 - 5.99%......................   417,137    135,259      15,702    12,983   581,081
6 - 6.99%......................    59,927      8,121      20,429    11,843   100,320
7 - 7.99%......................       126      1,942       5,415     8,102    15,585
8 - 8.99%......................       116        136          --        --       252
                                 --------   --------     -------  --------  --------
                                 $516,438   $147,207     $42,142  $ 32,928  $738,715
                                 ========   ========     =======  ========  ========

     Depending upon interest rates existing at the time certificates mature, the Company's cost of funds may be significantly affected by the rollover of these funds. An increase in such cost of funds, if any, may have a material impact on the Company's operations. To the extent such deposits do not rollover, the Company may, if necessary, use other sources of funds, including borrowings from the FHLBs, to replace such deposits. See " -- Borrowings."

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.


                                                  CERTIFICATES
MATURITY PERIOD                                   OF DEPOSITS
---------------                                  --------------
                                                 (IN THOUSANDS)
Three months or less.........................        $22,063
Over three through six months................         19,249
Over six through 12 months...................         21,614
Over 12 months...............................         22,442
                                                     -------
 Total.......................................        $85,638
                                                     =======

                The following table sets forth the Company's deposit activities for the periods indicated.


                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1996       1995      1994
                                                        ---------  --------  --------
                                                                (IN THOUSANDS)
Deposits..............................................  $794,822   $626,842  $499,183
Withdrawals...........................................   815,763    608,890   341,528
                                                        --------   --------  --------
 Net deposits (withdrawals)...........................   (20,941)    17,952   157,655
Deposits acquired in acquisitions, net of
 purchase accounting adjustments......................    64,740    312,409        --
Amortization of purchase accounting market valuation..       129        118        --
Interest credited on deposits.........................    32,963     27,763    12,895
                                                        --------   --------  --------
 Net increase (decrease) in deposits..................  $ 76,891   $358,242  $170,550
                                                        ========   ========  ========

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Savings Association Subsidiaries' lending, investments and general operating activities. The Association and the Bank are authorized, however, to use advances from the FHLBs to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLBs function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As members of the FHLB System, the Association and the Bank are required to own stock in the FHLBs in which they are members and are authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLBs are secured by the Association's or Bank's stock in the FHLBs and a portion of the their mortgage-backed securities and mortgage loan portfolios.

     Over the past several years, the Company has sought to reduce its level of borrowings as it has reduced the size of its mortgage-backed securities portfolio which was largely purchased with funds borrowed from the FHLB of Des Moines following the Association's conversion to stock form in 1993. At December 31, 1996, the Company had $94.3 million in FHLB advances and lines of credit outstanding. Additional borrowings of $3.4 million were outstanding on a note from a commercial bank to the Company. The proceeds from this latter borrowing were used to fund the acquisition of additional shares by the Employee Stock Ownership Plan.

          The following table sets forth certain information regarding the Company's short-term borrowings at the dates and for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996       1995       1994
                                                              ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Amounts outstanding at period end:
 FHLB advances..............................................  $ 66,761   $150,500   $190,000
 Securities sold under agreements to repurchase.............        --         --     22,160
 Other short-term borrowings................................    27,490     20,683     49,800
 Long-term debt.............................................     3,430      3,779         --

Weighted average rate paid at period end:
 FHLB advances..............................................      5.98%      5.78%      6.16%
 Securities sold under agreements to repurchase.............        --         --       6.16
 Other short-term borrowings................................      6.11       5.92       6.16
 Long-term debt.............................................      9.15       8.15         --

Maximum amount of borrowings outstanding at any month end:
 FHLB advances..............................................  $150,500   $212,900   $205,000
 Securities sold under agreements to repurchase.............        --     24,492     34,593
 Other short-term borrowings................................    29,200     55,175     62,800
 Long-term debt.............................................     3,779      3,779         --

Approximate average amounts outstanding during period:
 FHLB advances..............................................  $116,846   $183,106   $174,846
 Securities sold under agreements to repurchase.............        --     19,984     27,341
 Other short-term borrowings................................    17,408     30,807     28,385
 Long-term debt.............................................     3,575      1,750         --

Approximate weighted average rate paid during period (1):
 FHLB advances..............................................      5.89%      5.99%      4.69%
 Securities sold under agreements to repurchase.............        --       6.56       4.29
 Other short-term borrowings................................      4.68       5.72       4.58
 Long-term debt.............................................      7.63       7.54         --

--------------------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.


SUBSIDIARY ACTIVITIES

     The Savings Association Subsidiaries conduct certain of their activities through "service corporation" subsidiaries. Federal associations like the Savings Association Subsidiaries generally may invest up to 2% of their assets in service corporations plus an additional 1% for community purposes. Federal associations are also authorized to make investments without limit in "operating subsidiaries" that engage solely in activities that federal associations may conduct directly. As of December 31, 1996, the net book value of the Association's investment in and loans to its service corporations was $1,000 and the net book value of the Bank's service corporations investment was $99,000. Operations of the subsidiaries accounted for $244,000, or 8.7% of consolidated total income for the year ended December 31, 1996.

     The Association currently has four subsidiaries which are described below.

     J.S. Services, Inc. is a subsidiary originally established to develop, build and service real estate projects in the St. Louis area and to serve as trustee for loans originated by the Association. Current activities are limited to serving as trustee for loan originations and the sale of tax deferred annuity and investment products. J.S. Services, Inc. is also a licensed insurance agency.

     JS&L Realty, Inc. is a licensed real estate agency which was established to assist in the sale of the Association's real estate developments but is now inactive.

     J.S. Services of Florida, Inc. had developed and sold real estate in past years, but is now inactive.

     Jefferson Financial Corporation is an investment subsidiary formed under the Texas Business Corporation Act on October 12, 1995 to own and manage the Association's investment portfolio and to engage in such general mortgage banking activities as might be permitted from time to time by applicable laws and regulations. As of December 31, 1996, it had no assets and was inactive.

     The Bank has two service corporation subsidiaries described below.

     First Service Corporation, Inc. was originally established to develop, build and service real estate projects in the Longview area. The service corporation owns the remaining 20 lots in the Briarwood Subdivision (originally 80-90 lots) with a $0 carrying value. All lots are held for sale. The service corporation previously sold credit life insurance and receives an immaterial amount of income from commissions on these policies.

     North Texas Financial Services, Inc. is a financial services subsidiary incorporated on October 31, 1995 to sell tax-deferred annuities and investment products.

     The Association and the Bank are required to give the FDIC and OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, OTS capital regulations require savings institutions to deduct from capital for regulatory reporting purposes the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks in determining regulatory capital compliance. The activities of the subsidiaries of the Savings Association Subsidiaries are currently permissible for national banks. See "Regulation of the Savings Association Subsidiaries -- Regulatory Capital Requirements."

COMPETITION

     The Company faces strong competition both in originating real estate and other loans and in attracting deposits. The Company competes for real estate and other loans principally on the basis of interest rates and the loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. Its primary competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Company's market areas. Commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

     The Company attracts all its deposits through its branch offices primarily from the communities in which those branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. The Company competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, the Company believes it has developed strong relationships with local businesses, realtors, and the public in general.

     Management believes its primary markets currently to be the City of St. Louis, Missouri and St. Louis and St. Charles Counties, Missouri and Dallas, Denton, Collin, Rockwall, Tarrant, Wise, Gregg, Harrison, Shelby and Panola Counties, Texas. With the acquisition of L&B Financial, the Company has expanded into the northeastern Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus.

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries had 231 full-time and 50 part-time employees, none of whom was represented by a collective bargaining agreement.

REGULATION OF THE COMPANY

     GENERAL. The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As subsidiaries of a savings and loan holding company, the Association and the Bank are subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. Upon its acquisition of the Bank, the Company became a multiple savings and loan holding company subject to certain restrictions on its activities. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company. The activities authorized by OTS regulation for multiple savings and loan holding companies as of March 5, 1987 include a variety of activities including, among other things, the origination, purchasing, sale and servicing of various loans, the provision of clerical services primarily for affiliates, the provision of certain other management services to affiliates and other multiple holding companies, and underwriting or reinsuring credit life insurance in connection with extensions of credit by a savings association subsidiary or another savings and loan holding company or subsidiary thereof. The OTS has also approved various real estate-related activities for multiple holding companies, including the acquisition of unimproved lots or the acquisition of unimproved real estate for prompt development and subdivision, the development, subdivision and construction of improvement of acquired real estate for sale or rental, the acquisition of improved real estate and mobile homes to be held for rental or sale, the acquisition of improved real estate for remodeling, rehabilitation, modernization, renovation, or demolition or rebuilding for sale or rental, and the maintenance and management of improved real estate. In the event any savings association subsidiary of a multiple savings and loan holding company fails to satisfy the Qualified Thrift Lender ("QTL") Test and does not requalify within one year, however, the holding company will be required to register as a bank holding company and become subject to the more stringent activity limitations applicable to bank holding companies.

     If the Company were to control only a single savings association, it would be deemed a unitary holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Savings Association Subsidiaries -- Qualified Thrift Lender Test."

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under Missouri law, no foreign association or foreign holding company shall acquire any proprietary interest in, or control of, or merge, or enter into any merger agreement, with any association except in accordance with such rules and regulations as the Missouri Director shall promulgate providing for the licensing, admission, qualifications and operating requirements of foreign associations. The term foreign association is defined as any association with its principal office located outside Missouri. A foreign holding company is any company or corporation authorized or existing under the laws of any jurisdiction or authority which directly or indirectly controls a foreign association. The laws of Missouri provide that foreign associations which conduct their principal operations in a state adjoining Missouri, and which are not controlled by a foreign holding company incorporated in or which conducts its principal operations in a state not adjoining Missouri may merge with or acquire control of associations conducting their principal operations in Missouri if the adjoining state permits associations which conduct their principal operations in Missouri to acquire control of savings and loan associations in such adjoining state under conditions which are substantially the same as those imposed by that state on savings and loan associations conducting their principal operations in that state. Texas law does not restrict acquisitions of Texas-chartered savings associations by associations chartered by other states or by holding companies located in another state.

REGULATION OF THE SAVINGS ASSOCIATION SUBSIDIARIES

     GENERAL. The Association and the Bank are subject to extensive examination and regulation by the OTS which acts as both their chartering authority and their primary federal banking regulator. The lending activities and other investments of the Association and the Bank must comply with various federal regulatory requirements. The FDIC also has the authority to conduct special examinations of the Association and the Bank because their deposits are insured by the SAIF. The Association and the Bank must file reports with these agencies describing its activities and financial condition. The Association and the Bank are also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings association's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1996, the Savings Association Subsidiaries had no high ratio land or nonresidential construction loans and had only $99,000 in equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The OTS risk-based capital regulations have been amended to require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk would be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. Implementation of the interest rate risk component has been delayed and the Company has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

     The table below presents the Association's and the Bank's respective capital positions relative to the minimum requirements under the OTS regulatory capital regulations at December 31, 1996.

                                                            ASSOCIATION              BANK
                                                        --------------------  ---------------------
                                                                 PERCENT OF             PERCENT OF
                                                        AMOUNT   ASSETS (1)    AMOUNT   ASSETS (1)
                                                        -------  -----------  --------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Tangible capital......................................  $44,044        6.43%   $25,011        5.65%
Tangible capital requirement..........................   10,279        1.50      6,639        1.50
                                                        -------       -----    -------        ----
  Excess..............................................  $33,765        4.93%   $18,372        4.15%
                                                        =======       =====    =======        ====
Core capital..........................................  $44,044        6.43%   $25,011        5.65%
Core capital requirement..............................   20,559        3.00     13,278        3.00
                                                        -------       -----    -------        ----
  Excess..............................................  $23,485        3.43%   $11,733        2.65%
                                                        =======       =====    =======        ====
Total capital (i.e., core and supplementary capital)..  $48,158       11.59%   $27,248        9.30%
Risk-based capital requirement........................   33,229        8.00     23,436        8.00
                                                        -------       -----    -------        ----
  Excess..............................................  $14,929        3.59%   $ 3,812        1.30%
                                                        =======       =====    =======        ====

-------------------
(1) Based upon adjusted total assets for purposes of the tangible and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, a depository institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). A savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has: (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. For information regarding the position of the Association and the Bank with respect to the FDICIA prompt corrective action rules, see Note 3 of Notes to Consolidated Financial Statements included under Item 8 hereof.

     QUALIFIED THRIFT LENDER TEST. A savings association that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; (iii) the institution will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     In order to satisfy, the QTL Test, a savings association must either satisfy the definition of domestic building and loan association under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. A savings association shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings association that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1996, both the Association and the Bank were in compliance with the QTL Test.

     TRANSACTIONS WITH AFFILIATES. A savings association or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such institution's capital stock and surplus, and for all such transactions with all affiliates the savings association is limited to an amount equal to 20% of such capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. In addition to the foregoing restrictions, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. As long as the Company owns more than 80% of the voting stock of both the Association and the Bank, the Association and the Bank will not be subject to the restrictions on transactions with affiliates in their dealings with each other. The Savings Association Subsidiaries are also subject to the anti-tying provisions of
Section 106(b) of the Bank Holding Company Act ("BHCA") which prohibit a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders, and their related interests, must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation program that is widely available to employees and does not give preference to insiders. Loans to any executive officer, director or greater than 10% stockholder of a savings association, and their related interests, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all executive officers, directors and greater than 10% stockholders, and all their related interests, may not, in the aggregate, exceed the association's capital and surplus. Loans to directors, executive officers and greater than 10% stockholders of a savings association, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Loans to executive officers of depository institutions must be made on terms not more favorable than those afforded to other borrowers, approved by the board of directors of the institution, and are subject to reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. The Savings Association Subsidiaries are also subject to certain provisions of Section 106(b) of the BHCA which prohibit extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Association and the Bank are not permitted to pay dividends on their capital stock if their regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of its conversion to stock form or, in the case of the Bank, for the benefit of certain depositors in Shelby-Panola, Longview and North Texas at the time of their conversions to stock form and assumed by the Bank. The liquidation accounts assumed by the Bank, however, are not expected to materially affect the ability of the Bank to pay dividends. In addition, savings association subsidiaries of savings and loan holding companies are required by statute to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association and the Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at
the beginning of the calendar year.   A savings association with total capital
in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Unless the OTS determines that either the Association or the Bank is an institution requiring more than normal supervision, the Association and the Bank are authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

     Tier 1 Associations may not make capital distributions in excess of the safe harbor amounts unless the association has given the OTS notice and opportunity to object. In determining whether to object to such a notice, the OTS will consider whether the distribution would be inconsistent with the safe and sound operation of the Tier 1 Association. The Association applied to the OTS for permission to make a capital distribution in excess of the amounts permitted to a Tier 1 Association in order to provide the Company with additional funds for its acquisitions of Longview, North Texas and Shelby-Panola. The Company intends to maintain the Association's status as a "well capitalized" institution following any such distribution. See " -- Prompt Corrective Regulatory Action."

     The Association and the Bank are also prohibited from making any capital distributions if after making the distribution, they would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     At December 31, 1996, the Savings Association Subsidiaries had an aggregate total of approximately $7.5 million that was available for distribution to the Company as dividends or other capital distributions under the foregoing regulations.

     In addition to the foregoing, earnings of the Association and the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by the Association or the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     DEPOSIT INSURANCE. The Savings Association Subsidiaries required to pay assessments based on a percent of their insured deposits to the FDIC for insurance of their deposits by the SAIF. Under the FDIA, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "--Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Savings Association Subsidiaries, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Company incurred an after-tax expense of $3.5 million during the quarter ended September 30, 1996.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, all SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     LIQUIDITY REQUIREMENTS. Savings associations are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Savings associations are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Association for the month of December 1996, were 5.79% and 2.29%, respectively, and for the Bank, were 6.02% and 4.48%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Association and the Bank were members of the FHLB System, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Savings association members of a FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of their advances from the FHLB, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1996, of $13.1 million and the Bank was in compliance with this requirement with an investment in FHLB of Dallas stock of $2.6 million. The FHLBs of Des Moines and Dallas are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each makes advances to members in accordance with policies and procedures established by the FHFB and their Board of Directors. As of December 31, 1996, the Association had $60.0 million in advances and other borrowings from the FHLB of Des Moines and the
Bank had $6.8 million in advances from the FHLB of Dallas.   See " -- Deposit
Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996, the Association and the Bank each met their reserve requirements.

TAXATION

     GENERAL. The Company currently files a consolidated federal income tax return on a December 31 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     FEDERAL INCOME TAXATION. Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. For tax years prior to 1996, however, savings institutions which met certain definitional tests and other conditions prescribed by the Code were eligible for certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. With respect to "qualifying real property loans," which generally are loans secured by interests in certain real property, qualifying savings institutions could base the amount of the bad debt reserve deduction upon either actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained
by a savings institution over a period of years.   Under the percentage of
taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage, which Congress had reduced from as much as 60% in prior years to 8%, of taxable income, with certain adjustments, effective for taxable years beginning after 1986. For such taxable years, there was no deduction in the event that less than 60% of the total dollar amount of the assets of an institution fell within certain designated categories.

     Recently enacted legislation, however, has repealed the percentage of taxable income method for calculating additions to tax bad debt reserves. Beginning with the first tax year beginning after December 31, 1995, thrift institutions will be treated the same as commercial banks under the Code. Banking organizations with $500 million or more in assets, like the Company, will only be able to take a tax bad debt deduction when a loan is actually charged off.

     Savings institutions which have previously used the percentage of taxable income method for calculating additions to bad debt reserves will be required to recapture post-1987 excess reserves into taxable income over a six-year period beginning with the first taxable year after December 31, 1995. Large thrift institutions, like the Association, will be required to recapture all post-1987 additions to their bad debt reserves. The start of recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Dividends paid by a thrift institution in excess of current and accumulated earnings and profits and any distribution by a thrift institution in redemption of its stock or in partial or complete liquidation of the institution, however, will be deemed to have been made from pre-1988 tax bad debt reserves and the institution will be required to recapture the amount of such reserves into taxable income. Otherwise, institutions will not be required to recapture pre-1988 bad debt reserves into income unless they cease to meet the Code definition of a bank.

     STATE INCOME TAXATION. Missouri-based thrift institutions, such as the Association, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Association is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

     The Bank is subject to an annual Texas franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the Bank's federal taxable income with certain modifications.

     For additional information regarding taxation, see Note 14 of Notes to Consolidated Financial Statements included under Item 8 hereof.

ITEM 2.  PROPERTIES
-------------------

     The Association's offices consist of the main office at 14915 Manchester Road, Ballwin, Missouri, 63011 and nine offices in the St. Louis area. The main office, built in 1972, has approximately 1,802 square feet, a total investment of $2.7 million and net book value of $968,000 at December 31, 1996. The nine offices comprise approximately 42,041 square feet, a total investment of $6.4 million and a net book value of $3.6 million at December 31, 1996.

     The Bank's offices consist of the main office at 321 W. Oak, Denton, Texas, 76201 and 15 offices in Texas. The main office, built in 1957, has approximately 9,848 square feet, a total investment of $1.1 million and a net book value of $1.0 million at December 31, 1996. The 15 offices comprise approximately 64,071 square feet, a total investment of $4.4 million and a net book value of $4.1 million at December 31, 1996.

     The net book value of the Company's investment in premises and equipment totaled approximately $9.7 million at December 31, 1996. For a discussion of premises and equipment, see Note 8 of Notes to Consolidated Financial Statements included under Item 8 hereof.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their businesses. There are no legal proceedings to which any of the Company or its subsidiaries is currently a party or to which any of their property is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
        --------

     The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "JSBA." As of March 19, 1997, there were 4,969,382 shares of Common Stock outstanding (including shares held by the Company's Employee Stock Ownership Plan) and approximately 1,300 holders of record. The Company began paying quarterly dividends during the first quarter of fiscal year 1996. The Company's ability to pay dividends is dependent on dividends received from the Savings Association Subsidiaries. For a discussion of various regulatory restrictions on the payment of dividends by the Savings Association Subsidiaries, see Item 1. Business -- Regulation of
                                             -----------------
the Savings Association Subsidiaries -- Dividend Limitations.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National Market and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years:



                                             1996                                      1995
                         -------------------------------------------  -------------------------------------
                                                           DIVIDENDS                              DIVIDENDS
QUARTER ENDED:              HIGH        LOW       CLOSE    DECLARED     HIGH      LOW     CLOSE   DECLARED
-------------            ----------  ----------  --------  ---------  --------  -------  -------  ---------
March 31                 $   31      $   27      $ 29 5/8   $   0.08  $ 16 3/4  $16 3/4  $16 3/4    $ --
June 30                      28 1/2      25 1/4    25 1/2       0.08    18 7/8   16 1/4   18          --
September 30                 24 3/4      22 1/4    22 1/2       0.08    24 1/4   18       23 5/8      --
December 31                  27          22 3/4    26           0.08    28 1/2   23       27 3/4      --


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FINANCIAL CONDITION DATA:

                                                                 AT DECEMBER 31,
                                             -----------------------------------------------------
                                                1996        1995       1994       1993      1992
                                             --------    ----------  --------   --------  --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash and investments.......................  $  125,176  $   85,801  $ 50,207   $ 26,966  $ 80,726
Mortgage-backed securities.................      95,203     232,883   209,777    210,226    36,748
Loans receivable, net......................     885,405     788,085   584,990    313,518   285,104
Excess cost over fair value of
 net assets acquired.......................      19,746      14,496        --         --        --
Accrued income and other assets............      22,549      21,664    15,607     15,975    15,639
                                             ----------  ----------  --------   --------  --------
  Total assets.............................  $1,148,079  $1,142,929  $860,581   $566,685  $418,217
                                             ==========  ==========  ========   ========  ========
Savings deposits...........................  $  947,069  $  870,179  $511,936   $341,386  $379,190
Borrowed money.............................      97,682     174,962   261,960    145,694        --
Accrued expenses and other liabilities.....      13,409      17,537    13,946      7,897     6,379
                                             ----------  ----------  --------   --------  --------
  Total liabilities........................   1,058,160   1,062,678   787,842    494,977   385,569
Stockholders' equity.......................      89,919      80,251    72,739     71,708    32,648
                                             ----------  ----------  --------   --------  --------
  Total liabilities and stockholders'
   equity..................................  $1,148,079  $1,142,929  $860,581   $566,685  $418,217
                                             ==========  ==========  ========   ========  ========
Book value per common share (1)............      $22.34      $21.49    $18.70   $  18.17       N/A
                                             ==========  ==========  ========   ========  ========


-------------
(1) Book value per share computation excludes shares in the ESOP that have not been allocated or committed to be released.

OPERATING DATA:

                                                         YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------
                                               1996      1995      1994      1993      1992
                                             --------  --------  --------  --------  --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income...............  $81,690   $73,044   $44,991   $28,748   $32,869
Interest expense...........................   52,158    50,298    27,470    14,732    19,176
                                             -------   -------   -------   -------   -------
  Net interest income......................   29,532    22,746    17,521    14,016    13,693
Provision for losses on loans..............      660       367       300       240       785
                                             -------   -------   -------   -------   -------
  Net interest income after provision
   for losses on loans.....................   28,872    22,379    17,221    13,776    12,908
                                             -------   -------   -------   -------   -------
Noninterest income:
 Gain on sales of investment
  securities, net..........................       --        --        --       195        16
 Gain (loss) on sales of mortgage-backed
  securities, net..........................   (1,296)       --       158       369        --
 Gain on sales of loans, net...............      374       227       265       150       200
 Gain on real estate operations, net.......      453       765        98       488       723
 Other.....................................    1,587     1,490       904       685       547
                                             -------   -------   -------   -------   -------
  Total noninterest income.................    1,118     2,482     1,425     1,887     1,486
                                             -------   -------   -------   -------   -------
Noninterest expense:
 General and administrative expense........   18,570    14,451    10,012     8,264     7,028
 SAIF special assessment...................    5,599        --        --        --        --
 Amortization of excess cost over
  fair value of net assets acquired........    1,023       504        --        --        --
                                             -------   -------   -------   -------   -------
  Total noninterest expense................   25,192    14,955    10,012     8,264     7,028
                                             -------   -------   -------   -------   -------
  Income before income taxes...............    4,798     9,906     8,634     7,399     7,366
Income tax expense.........................    1,982     3,536     3,272     2,639     2,961
                                             -------   -------   -------   -------   -------
  Net income...............................  $ 2,816   $ 6,370   $ 5,362   $ 4,760   $ 4,405
                                             =======   =======   =======   =======   =======
Earnings per share.........................  $  0.71   $  1.60   $  1.32   $  0.77       N/A
                                             =======   =======   =======   =======   =======


KEY OPERATING RATIOS:


                                                       YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                1996      1995      1994      1993      1992
                                             -------   -------   -------   -------   -------
Return on average assets...................     0.25%     0.61%     0.73%     1.02%     1.01%
Return on average equity...................     3.43      8.28      7.41      7.92     14.37
Average equity to average assets...........     7.37      7.37      9.84     12.85      7.06
Stockholders' equity to total assets
 (end of period)...........................     7.83      7.02      8.45     12.65      7.81
Dividend payout ratio......................                 --        --        --        --
Net interest margin........................     2.75      2.24      2.43      3.11      3.27
Interest rate spread.......................     2.45      1.89      2.01      2.70      3.03
Average interest-earning assets to
 average interest-bearing liabilities......   106.14    107.31    110.92    112.57    105.29
Noninterest expense to average assets......     2.26      1.43      1.36      1.77      1.62
Allowance for loan losses to
 net loans (end of period).................     0.74      0.65      0.59      1.02      1.04
Nonperforming assets, net to total
 assets (end of period)....................     0.53      0.59      0.33      1.38      2.77

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

     The principal business of the Company consists of soliciting deposits from the general public through its branches and investing these funds primarily in loans secured by single-family residential properties located in the Company's market areas. The Company also originates residential construction loans and loans secured by commercial real estate as well as a limited amount of consumer loans. The Company additionally maintains substantial portfolios of investment and mortgage-backed securities.

     The Company's net income is dependent on its net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest paid on interest-bearing liabilities. The Company's net income is also affected by the generation of noninterest income, such as deposit account service charges, fees, and gains on the sale of loans. Also, net income is affected by the level of loan loss provisions and operating expenses.

     The operations of the Company, and the thrift industry, are significantly impacted by competition, prevailing economic conditions, and current monetary and financial policies. Lending activities are influenced by the supply and demand for housing, availability of funds, interest rate levels, and competition. Deposit flows and cost of funds are influenced by prevailing interest rates, competitive investments, certificate of deposit maturities and personal income and savings levels in the market area.

INTEREST-RATE RISK SENSITIVITY

     The primary component of the Company's net income is derived from the spread between interest-earning asset yields and the cost of interest-bearing liabilities. In a changing interest rate environment this spread can widen or narrow depending on the relative repricing and maturities of interest-earning assets and interest-bearing liabilities. A principal strategy of the Company has been to achieve acceptable net interest margins while decreasing the sensitivity of its earnings to interest rate fluctuations by matching more closely the cash flows and effective maturities or repricings of its interest-sensitive assets and liabilities. In implementing this strategy, the Company has sought to increase the sensitivity of its assets to changing interest rates by emphasizing the origination and/or purchase of adjustable-rate mortgage loans and mortgage-backed securities with shorter terms and/or adjustable rates. The Company also originates fixed-rate mortgage loans which are generally sold in the secondary market. The Company actively manages the maturity and repricing characteristics of its liabilities and has sought to limit the interest sensitivity of its liabilities by emphasizing certificates of deposit with maturities of one year or longer. The Company has utilized short-term borrowings from Federal Home Loan Banks to fund loans and mortgage-backed securities with adjustable interest rates or balloon features.

     Interest rate risk at a given point in time can be represented by an interest rate sensitivity position ("gap"). The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which mature or reprice in each of the time periods shown. The table projects principal prepayments for loans receivable using the historical prepayment rates for pools of similar loans and for mortgage-backed securities using the historical prepayment rate for each individual security. All other information is based on contractual terms to maturity or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.


                                                                MORE THAN     MORE THAN
                                                              THREE MONTHS    ONE YEAR
                                               THREE MONTHS      THROUGH       THROUGH     MORE THAN
                                                  OR LESS       ONE YEAR     FIVE YEARS   FIVE YEARS     TOTAL
                                               -------------  -------------  -----------  -----------  ----------

Interest-earning assets:
    Loans receivable.........................      $237,568       $380,073     $186,341      $81,423   $  885,405
    Mortgage-backed securities...............        28,160         54,786       10,813        1,444       95,203
    Investment securities and other
      interest-earning assets................        37,088          3,976       76,585          168      117,817
                                                   --------       --------     --------      -------   ----------
         Total interest-earning assets.......       302,816        438,835      273,739       83,035    1,098,425
                                                   --------       --------     --------      -------   ----------
Interest-bearing liabilities:
   Savings deposits..........................       228,498        418,262      258,015       42,294      947,069
   Borrowed money............................        37,792         33,939       25,951           --       97,682
                                                   --------       --------     --------      -------   ----------
         Total interest-bearing liabilities..       266,290        452,201      283,966       42,294    1,044,751
                                                   --------       --------     --------      -------   ----------
         Interest sensitivity gap............      $ 36,526       $(13,366)    $(10,227)     $40,741   $   53,674
                                                   ========       ========     ========      =======   ==========
         Cumulative interest
           sensitivity gap...................      $ 36,526       $ 23,160     $ 12,933      $53,674
                                                   ========       ========     ========      =======
         Ratio of cumulative gap to
           total assets......................          3.18%          2.02%        1.13%        4.68%
                                                   ========       ========     ========      =======


     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that have the potential to mature or reprice within a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent. Because the static gap analysis does not capture many of the factors that determine true interest rate risk, the Company places more emphasis on the use of income simulation analysis in measuring and managing exposure to interest rate risk.

     Income simulation analysis captures the potential and probability of the maturity and repricing of assets and liabilities. Moreover, income simulation analysis measures the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time. Also, income simulation analysis permits management to assess the probable effects on balance sheet items of interest rate changes and management strategies that address such changes. For these reasons, the Company relies primarily upon income simulation analysis in measuring and managing exposure to interest rate risk.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND COSTS

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities including the average yield on such assets and the average cost of such liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average month-end balances of assets or liabilities, respectively, for the periods indicated. During the periods indicated, nonaccrual loans are included in loans receivable.

     The table also presents information for the periods indicated with respect to the Company's "net interest margin" which has traditionally been used by financial institutions as an indicator of the profitability of their core operations. Net interest margin is calculated by dividing net interest income by the average balance of interest-earning assets and is a function of the Company's interest rate spread (the difference between the weighted average yield on its interest-earning assets and the weighted average rate paid on its interest-bearing liabilities) and the ratio of its average interest-earning assets to average interest-bearing liabilities.


                                                                        YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------------------------
                                                  1996                           1995                            1994
                                     ----------------------------  --------------------------------  -----------------------------
                                                           AVERAGE                          AVERAGE                        AVERAGE
                                       AVERAGE             YIELD/    AVERAGE                YIELD/    AVERAGE              YIELD/
                                       BALANCE    INTEREST  COST     BALANCE     INTEREST    COST     BALANCE    INTEREST   COST
                                     -----------  --------  -----  ------------  --------  --------  ----------  --------  -------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable..................$  805,575    $64,911  8.06%   $  707,448    $53,500     7.56%   $467,260    $30,988    6.63%
   Mortgage-backed securities........   176,145     10,858  6.16       233,425     14,994     6.42     215,082     11,764    5.47
   Investment securities.............    63,631      4,280  6.73        44,160      2,770     6.27      22,468      1,287    5.73
   Other interest-earning assets.....    30,091      1,641  5.45        28,714      1,780     6.20      17,138        952    5.55
                                     ----------    -------          ----------    -------             --------    -------
            Total interest-earning
               assets................ 1,075,442     81,690  7.60     1,013,747     73,044     7.21     721,948     44,991    6.23
                                                   -------                        -------                         -------
Noninterest-earning assets...........    38,437                         30,377                          13,483
                                     ----------                     ----------                        --------
            Total assets.............$1,113,879                     $1,044,124                        $735,431
                                     ==========                     ==========                        ========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW, and  money market
          accounts...................$  192,630    $ 6,063  3.15    $  165,875    $ 5,522     3.33    $159,148    $ 4,228    2.66
      Certificates of deposit........   682,640     38,303  5.61       544,912     31,474     5.77     261,138     12,573    4.81
                                     ----------    -------          ----------    -------             --------    -------
            Total savings deposits...   875,270     44,366  5.07       710,787     36,996     5.20     420,286     16,801    4.00
   Borrowed money....................   137,986      7,792  5.65       233,897     13,302     5.69     230,572     10,669    4.63
                                     ----------    -------          ----------    -------             --------    -------
            Total interest-bearing
               liabilities........... 1,013,256     52,158  5.15       944,684     50,298     5.32     650,858     27,470    4.22
                                                   -------                        -------                         -------
Noninterest-bearing liabilities......    18,507                         22,468                          12,227
                                     ----------                     ----------                        --------
            Total liabilities........ 1,031,763                        967,152                         663,085
Stockholders' equity.................    82,116                         76,972                          72,346
                                     ----------                     ----------                        --------
            Total liabilities and
               stockholders' equity..$1,113,879                     $1,044,124                        $735,431
                                     ==========                     ==========                        ========
Net interest income..................              $29,532                        $22,746                         $17,521
                                                   =======                        =======                         =======
Interest rate spread.................                       2.45%                             1.89%                          2.01%
                                                            ====                              ====                          =======
Net interest margin..................                       2.75%                             2.24%                          2.43%
                                                            ====                              ====                          =======
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities...............    106.14%                        107.31%                         110.92%
                                     ==========                     ==========                        ========

RATE/VOLUME ANALYSIS

     The following table allocates the period-to-period changes in the Company's various categories of interest income and expense between changes due to changes in volume (calculated by multiplying the change in average volumes of the related interest-earning asset or interest-bearing liability category by the prior year's rate) and changes due to changes in rate (change in rate multiplied by the prior year's volume). Changes due to changes in rate/volume (changes in rate multiplied by changes in volume) have been allocated proportionately between changes in volume and changes in rate.


                                                       YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                              1996  VS. 1995               1995  VS. 1994
                                        ---------------------------  ---------------------------
                                        INCREASE (DECREASE) DUE TO   INCREASE (DECREASE) DUE TO
                                        ---------------------------  ---------------------------
                                          VOLUME      RATE     TOTAL    VOLUME    RATE    TOTAL
                                        ---------   -------   -------   -------  ------  -------
                                                            (IN THOUSANDS)
Interest and dividend income:
   Loans receivable ..................    $ 7,727   $ 3,684   $11,411   $17,685  $4,827  $22,512
   Mortgage-backed securities.........     (3,550)     (586)   (4,136)    1,064   2,166    3,230
   Investment securities..............      1,295       215     1,510     1,351     132    1,483
   Other interest-earning assets .....         82      (221)     (139)      706     122      828
                                          -------   -------   -------   -------  ------  -------
            Total interest and
             dividend income..........      5,554     3,092     8,646    20,806   7,247   28,053
                                          -------   -------   -------   -------  ------  -------
Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market
          accounts ...................        851      (310)      541       185   1,109    1,294
      Certificates of deposit ........      7,726      (897)    6,829    15,967   2,934   18,901
                                          -------   -------   -------   -------  ------  -------
            Total savings deposits ...      8,577    (1,207)    7,370    16,152   4,043   20,195
   Borrowed money ....................     (5,417)      (93)   (5,510)      156   2,477    2,633
                                          -------   -------   -------   -------  ------  -------
            Total interest expense....      3,160    (1,300)    1,860    16,308   6,520   22,828
                                          -------   -------   -------   -------  ------  -------
            Change in net interest
             income...................    $ 2,394   $ 4,392   $ 6,786   $ 4,498  $  727  $ 5,225
                                          =======   =======   =======   =======  ======  =======

BUSINESS COMBINATIONS

     In May 1995, the Company acquired all the outstanding stock of North Texas Savings and Loan Association, Denton, Texas ("North Texas") and First Federal Savings Bank of Longview, Longview, Texas ("Longview"). In July 1995 the Company acquired all the outstanding stock of Shelby-Panola Savings Association, Carthage, Texas ("Shelby-Panola"). The acquisitions, which were funded by available cash and borrowings, were accounted for using the purchase method. At the time of these acquisitions, North Texas had five branches and approximately $190.7 million in total assets, Longview had five branches and approximately $134.5 million in total assets and Shelby-Panola had one branch and total assets of approximately $55.6 million. Upon completion of the acquisitions, North Texas, Longview, and Shelby-Panola were consolidated under a single federal charter and now operate under the common name of First Federal Savings Bank of North Texas. The excess of cost over fair value of net assets acquired in the three 1995 acquisitions was approximately $15 million. Under the purchase method of accounting, the results of operations of the three acquired companies are included in the Company's results of operations only since the dates of their acquisitions.

     On December 30, 1996, the Company completed its acquisition of Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") in exchange for $5.1 million in cash and 223,151 shares of the Company's common stock. Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of

$56.0 million and mortgage-backed and investment securities of $7.3 million; Texas Heritage's total deposits were $64.7 million. As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas
counties of Dallas, Rockwall and Tarrant.   The acquisition, which was funded by
common stock, available cash and borrowings, was accounted for using the purchase method. The excess of cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into First Federal. Under the purchase method of accounting, the results of operations of Texas Heritage are included in the Company's results of operations only since the date of its acquisition. Accordingly, the purchase of Texas Heritage had no material impact on the Company's results of operations during 1996.

     The Company's acquisition of L&B Financial, Inc. in Sulphur Springs, Texas ("L&B Financial") was completed on February 28, 1997. The Company acquired L&B Financial for a combination of approximately $15 million in cash and 549,000 shares of the Company's common stock. L&B Financial's total assets were approximately $141 million, consisting primarily of loans receivable of $70 million and mortgage-backed and investment securities of $58 million; L&B Financial's total deposits were $104 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition was accounted for using the purchase method. Upon completion of the acquisition. The operations of L&B Financial were merged into First Federal.

FINANCIAL CONDITION

     Jefferson Savings' conversion to stock form in 1993 brought in a tremendous amount of new capital that had to be put to work immediately to enable the Company to generate an adequate return for the stockholders. Immediately following the conversion, the Company executed a short- to intermediate-term strategy whereby it leveraged the new capital with Federal Home Loan Bank ("FHLB") advances and bought mortgage-backed securities to increase net interest income. It has always been the Company's belief, however, that the only way to create long-term stockholder value is by building the core banking business. Beginning in late 1993, the Company adopted a sales culture which has allowed it to substantially increase its deposit and loan market share in the St. Louis area. In 1995, the Company entered a dynamic new market through its acquisition of three Texas savings and loan associations. The Company also established its sales culture in its Texas subsidiary during 1996. With the successful implementation of its sales culture in the St. Louis and northeast Texas markets, management's focus turned to enhancing the Company's loan origination abilities while reducing its reliance on interest income from investment and mortgage-backed securities.

     Net loans receivable increased $97.3 million, or 12.3%, from $788.1 million at December 31, 1995 to $885.4 million at December 31, 1996. The acquisition of Texas Heritage contributed $56.0 million to net loans receivable while loans were up a combined $41.3 million at Jefferson Savings and First Federal prior to the acquisition. Loan origination volume more than doubled during 1996. Loan originations totaled $358.1 million in 1996 compared to $162.1 million in 1995. In addition, loan purchases totaled $9.1 million and principal repayments totaled $291.0 million during the year ended December 31, 1996 compared to loan purchases of $27.4 million and principal repayments of $165.1 million during the year ended December 31, 1995.

     Mortgage-backed securities decreased $137.7 million, or 59.1%, from $232.9 million at December 31, 1995 to $95.2 million at December 31, 1996 as the Company continued to reposition the balance sheet to emphasize income from lending activities. During 1996, the Company sold a total of $147.5 million in mortgage-backed securities. Proceeds from these sales were used to pay down FHLB borrowings and fund loan originations or were invested in more liquid securities or securities with more favorable repricing characteristics.

     Investment securities, interest-bearing deposits and federal funds sold increased $34.7 million, or 51.6%, from $67.3 million at December 31, 1995 to $102.0 million at December 31, 1996. The acquisition of Texas Heritage added $7.9 million in investment securities, interest-bearing deposits and federal funds sold. The remaining amount of increase was due to the reinvestment of a portion of the proceeds from sales and principal payments of mortgage-backed securities.

     Deposits increased $76.9 million, or 8.8%, from $870.2 million at December 31, 1995 to $947.1 million at December 31, 1996. The acquisition of Texas Heritage brought in $64.7 million in new deposits. During fiscal year 1996, approximately $33.0 million of interest was credited to accounts while deposits exceeded withdrawals by $12.0 million. Borrowed money decreased $77.3 million, or 55.8%, from $175.0 million at December 31, 1995 to $97.7 million at December 31, 1996.

     Stockholders' equity increased by $9.7 million, or 12.1%, to $89.9 million. Stockholders' equity as a percentage of assets increased to 7.83% at December 31, 1996 compared to 7.02% at December 31, 1995. Contributing to the growth in stockholders' equity were net income of $2.8 million, the issuance of 223,151 shares of common stock valued at $5.2 million in connection with the purchase of Texas Heritage, and the amortization of stock awards under the Management Recognition Plans (MRPs) and the Employee Stock Ownership Plan (ESOP). Stockholders' equity also benefited from unrealized gains in the Company's portfolios of investment and mortgage-backed securities available for sale. Investment securities and mortgage-backed securities with carrying values of $85.7 million and $95.2 million, respectively, were classified as available-for-sale at December 31, 1996. The Company recorded an unrealized gain, net of income taxes, as a credit to stockholders' equity in the amount of $50,000 at December 31, 1996. Since such securities are carried at fair market value, they can be liquidated to fund loan originations and other corporate purposes with no additional impact on capital. The increases in stockholders' equity were partially offset by the payment of $1.2 million in dividends on the Company's common stock

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

     NET INCOME. As the result of two large charges in the third quarter of 1996, net income decreased $3.6 million, or 55.8%, from $6.4 million for the year ended December 31, 1995 to $2.8 million for the year ended December 31, 1996. These third quarter charges, which totaled $4.7 million, net of tax, or $1.19 per share, consisted of a one-time special assessment to recapitalize the SAIF and a loss on the sale of mortgage-backed securities incurred as the result of a repositioning of the balance sheet. Reflecting continued improvement in the Company's underlying business, net income for 1996, excluding these third quarter charges, was $7.6 million, or $1.90 per share, which represents an increase of $1.2 million, or 19%, over 1995. This increase in net income before these third quarter charges was the result of strong growth in net interest income and noninterest income, both of which were attributable to the Texas thrifts whose results of operations are included from the dates of their acquisitions in accordance with the purchase method used in accounting for the acquisitions. The additional income contributed by the Texas thrifts more than offset the increase in general and administrative expenses which resulted from the Texas acquisitions. Return on average stockholders' equity and return on average assets were 3.43% and .25%, respectively, for the year ended December 31, 1996 compared to 8.28% and .61%, respectively, for the year ended December 31, 1995. Return on average stockholders' equity and return on average assets for 1996 excluding the third quarter charges were 9.08% and .68%, respectively. Earnings per share for the year ended December 31, 1996 were $.71 per share compared to $1.60 per share for 1995. Earnings per share for 1996 excluding the third quarter charges were $1.90 per share. Average shares outstanding for the years ended December 31, 1996 and 1995 were 3,974,457 and 3,983,317, respectively.

     NET INTEREST INCOME. Net interest income increased $6.8 million, or 29.8%, from $22.7 million for the year ended December 31, 1995 to $29.5 million for the year ended December 31, 1996, as a result of growth in the Company's interest-earning assets and significant improvement in the Company's interest rate spread. The average balance of interest-earning assets increased $61.7 million, or 6.1%, from $1.014 billion for the year ended December 31, 1995 to $1.075 billion for the year ended December 31, 1996. The Company's interest rate spread increased from 1.89% during 1995 to 2.45% during 1996. The improvements in the average balance of interest-earning assets and the interest rate spread were primarily the result of the increased loan origination activity in Texas and the inclusion of the operating results of First Federal for the entire year.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased from $73.0 million for the year ended December 31, 1995 to $81.7 million for the year ended December 31, 1996 primarily due to the increase in the average volume of interest-earning assets resulting from the inclusion of a full year of First Federal's results of operations and strong loan origination activity in Texas. These factors, combined with the shift in interest-earning assets from mortgage-backed securities to higher yielding loans, led to an increase in the average yield on interest-earning assets from 7.21% for the year ended December 31, 1995 to 7.60% for the year ended December 31, 1996. Interest income on loans receivable increased $11.4 million, or 21.3%. The increase in interest income from loans receivable is attributable to an increase in the average yield on the loan portfolio from 7.56% during the year ended December 31, 1995 to 8.06% during the year ended December 31, 1996 and a $98.1 million increase in the average balance of loans receivable during the year ended December 31, 1996. The increase in the average yield on the loan portfolio is due to the upward adjustment on the Company's adjustable-rate loan portfolio and increased construction lending, primarily in the Company's Texas market, which is at higher yields than the existing loan portfolio.

     Interest income on mortgage-backed securities decreased $4.1 million, or 27.6%. Nearly all of the decrease was attributable to the $57.3 million decrease in the average balance of mortgage-backed securities as management decided to reduce the size of the Company's mortgage-backed securities portfolio to fund loan originations, purchase investment securities, and reduce borrowed money.

     Interest income on investment securities increased $1.5 million, or 54.5%. Nearly all of the increase was due to a $19.5 million increase in the average balance outstanding. A portion of the proceeds from the sales of mortgage-backed securities was reinvested in shorter-term investment securities. Interest income from other interest-earning assets (including interest earned on interest-bearing deposits in the FHLB and dividends received on the FHLB stock which Jefferson Savings and First Federal are required to hold as members of the FHLB) decreased $139,000. The decrease was primarily due to a decrease in the average yield on other interest-earning assets from 6.20% for the year ended December 31, 1995 to 5.45% for the year ended December 31, 1996.

     INTEREST EXPENSE. Total interest expense increased $1.9 million, or 3.7%, from $50.3 million for the year ended December 31, 1995 to $52.2 million for the year ended December 31, 1996 due to an increase in interest expense on savings deposits which was mostly offset by a decrease in interest expense on borrowed money. Interest expense on savings deposits increased $7.4 million from $37.0 million for the twelve-month period ended December 31, 1995 to $44.4 million for the twelve-month period ended December 31, 1996 primarily as the result of a $164.5 million increase in the average balance of savings deposits due to the inclusion of the deposits from the 1995 Texas acquisitions in the average balance for the full year during 1996 versus a partial year since their dates of acquisition in 1995. The average cost of deposits decreased from 5.20% during 1995 to 5.07% during 1996 due to the decrease in market interest rates between the respective periods. Interest expense on borrowed money decreased $5.5 million from $13.3 million for the twelve-month period ended December 31, 1995 to $7.8 million for the twelve-month period ended December 31, 1996 primarily due to a $95.9 million decrease in the average balance. Proceeds from the sales and repayment of investment and mortgage-backed securities were used to repay borrowed money.

     PROVISION FOR LOSSES ON LOANS. The provision for losses on loans for the year ended December 31, 1996 totaled $660,000 compared to $367,000 for the year ended December 31, 1995 reflecting the growth in the loan portfolio. Loan charge-offs for the year ended December 31, 1996 decreased to $78,000 compared to $122,000 in charge-offs during the year ended December 31, 1995. The allowance for losses on loans was $6.5 million, or .74% of net loans, at December 31, 1996 compared to $5.1 million, or .65%, at December 31, 1995. Nonaccruing loans were $1.5 million, or .17% of net loans at December 31, 1996 compared to $2.5 million, or .31 % of net loans at December 31, 1995. The ratio of nonperforming assets to total assets decreased from .59% at December 31, 1995 to .53% at December 31, 1996. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions.

     NONINTEREST INCOME. Total noninterest income decreased $1.4 million, or 54.9%, from $2.5 million for the year ended December 31, 1995 to $1.1 million for the year ended December 31, 1996 primarily as a result of a $1.3 million net loss on sales of mortgage-backed securities. During the third quarter of 1996, management decided to sell $63.0 million in mortgage-backed securities, all of which were classified as available for sale, to remove marginally profitable assets from the balance sheet and to free up cash to fund future loan originations. The transaction resulted in a pretax loss of $1.9 million. The proceeds were used to temporarily repay borrowed money. In addition, the Company sold $84.5 million in mortgage-backed securities during the first and second quarters resulting in net gains of $634,000. The proceeds from these sales were reinvested in shorter-term investment and mortgage-backed securities. During 1995 the Company sold $59.3 million in mortgage-backed and investment securities that were acquired in connection with the purchase of the Texas thrifts. No gain or loss was realized on these sales since these securities were recorded at market value when acquired and were sold shortly after their acquisition. Noninterest income was also reduced by a lower gain on real estate operations which decreased $312,000 from $765,000 for the year ended December 31, 1995 to $453,000 for the year ended December 31, 1996. The 1996 amount includes $878,000 of gains from the sales of real estate, including two large commercial properties, partially offset by $225,000 in expenses associated with the holding of those properties and a provision for loss of $200,000. The 1995 amount includes $126,000 in net rental income from two commercial properties acquired through foreclosure, $323,000 from a deficiency judgment on properties acquired through foreclosure in a prior period and a $183,000 gain on the sale of real estate held for development. These reductions offset improvements in every other category of noninterest income. Fees for other services to customers increased $112,000, from $393,000 for the year ended December 31, 1995 to $505,000 for the year ended December 31, 1996, as the result of additional fees generated by the Texas thrifts. Gain on sales of loans increased $147,000 from $227,000 for the year ended December 31, 1995 to $374,000 for the year ended December 31, 1996 due to an increase in loan sales from $28.3 million in 1995 to $32.9 million in 1996. The gains on sales of loans represent origination and other fees retained by the Company in connection with the sales of fixed-rate loans to institutional investors generally on an individual loan basis. The increased sales activity reflects one full year of activity from First Federal. Other noninterest income decreased $67,000 from $511,000 for the year ended December 31, 1995 to $444,000 for the year ended December 31, 1996.

     NONINTEREST EXPENSE. Noninterest expense increased $10.2 million, or 68.5%, from $15.0 million for the year ended December 31, 1995 to $ 25.2 million for the year ended December 31, 1996. Over half of this increase was due to the payment of a special assessment to recapitalize the SAIF. During the third quarter of 1996, legislation was passed which provided for a one-time assessment to all financial institutions holding SAIF-insured deposits. The Company's share of the assessment was $5.6 million which represents an after-tax charge to earnings of $3.5 million, or $.87 per share. Compensation and employee benefits increased $2.1 million, or 28.6%, from $7.5 million for the year ended December 31, 1995 to $9.6 million for the year ended December 31, 1996 as the result of normal salary increases and the inclusion of the Texas thrifts for the entire year. Federal insurance premiums increased $522,000, or 32.1%, from $1.6 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996 as a result of deposit growth and the acquisition of the Texas thrifts. Although the Company expects continued deposit growth during 1997, overall deposit insurance expense should decline as a result of the 60% reduction in the Company's SAIF assessment rate following the recapitalization of the SAIF. Legal, examination, and other professional fees increased $340,000, or 39.0%, from $872,000 for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996 primarily as the result of expenses associated with the Company's acquisition activities, implementation of the Company's dividend reinvestment plan and increased audit and examination charges associated with the Texas thrifts. Occupancy expense increased $291,000 from $1.8 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996 due primarily to the acquisition of the Texas thrifts. Advertising expense increased $125,000, or 36.6%, from $341,000 for the year ended December 31, 1995 to $466,000 for the year ended December 31, 1996 in support of increased sales activity and the addition of the Texas thrifts. Other noninterest expense increased $703,000, or 30.5%, from $2.3 million for the year ended December 31, 1995 to $3.0 million for the year ended December 31, 1996 primarily as the result of the inclusion of a full year of operating expenses in 1996 related to the Texas thrifts versus a partial year in 1995. Amortization of excess cost over fair value of net assets acquired ("goodwill") increased

$519,000, from $504,000 for the year ended December 31, 1995 to $1,023,000 for the year ended December 31, 1996. Goodwill is being amortized on a straight-line basis over 15 years. The increase in amortization expense reflects a full year of amortization in 1996 versus a partial year in 1995. Goodwill and the related amortization expense will increase further during 1997 due to the acquisitions of Texas Heritage and L&B Financial. The Company's efficiency ratio, which is the relationship of noninterest expense to net interest income and noninterest income, excluding the two third quarter charges previously discussed, was 60% in 1996, which compares favorably to the Company's peer average of 58%.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon income before income taxes. The effective tax rate for 1996 was 41.3% compared to 35.7% for 1995. The increase in the effective tax rate during 1996 was primarily the result of the increase in amortization of goodwill, which is not tax deductible. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

     NET INCOME. Net income increased $1.0 million, or 18.8%, from $5.4 million for the year ended December 31, 1994 to $6.4 million for the year ended December 31, 1995 as the result of strong growth in net interest income and a substantial increase in noninterest income. The increases in net interest income and noninterest income were both attributable to the acquisitions of the Texas thrifts whose results of operations are included from the dates of their acquisitions in accordance with the purchase method used in accounting for the acquisitions. The ratios of return on average stockholders' equity and return on average assets were 8.28% and .61 %, respectively, for the year ended December 31, 1995 compared to 7.41 % and .73%, respectively, for the year ended December 31, 1994. The increase in the ratio of return on average stockholders' equity was attributable to the additional income generated from the Texas acquisitions during 1995. The decline in return on average assets during 1995 was the result of a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities combined with a decline in the net interest margin. Earnings per share for the year ended December 31, 1995 were $1.60 per share compared to $1.32 per share for 1994. Average shares outstanding for the years ended December 31, 1995 and 1994 were 3,983,317 and 4,065,119, respectively.

     NET INTEREST INCOME. Net interest income increased $5.2 million, or 29.8%, from $17.5 million for the year ended December 31, 1994 to $22.7 million for the year ended December 31, 1995, primarily as a result of significant growth in interest-earning assets as a result of the Texas acquisitions. The average balance of interest-earning assets increased $291.8 million, or 40.4%, from $721.9 million for the year ended December 31, 1994 to $1.0 billion for the year ended December 31, 1995. The impact of this increase was partially offset by a decline in the interest rate spread from 2.01 % to 1.89% during the same period. The increase in the average balance of interest-earning assets was primarily the result of $369.6 million in interest-earning assets purchased in the acquisition of the Texas thrifts. The interest rate spread decreased as the cost of deposits and short-term borrowings used to fund new loans increased.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased from $45.0 million for the year ended December 31, 1994 to $73.0 million for the year ended December 31, 1995 primarily due to growth in the loan and mortgage-backed securities portfolios and an increase in the average yield on interest-earning assets from 6.23% for the year ended December 31, 1994 to 7.21% for the year ended December 31, 1995. Interest income on loans receivable increased $22.5 million, or 72.6%. The increase in interest income from loans receivable is attributable to a $240.2 million increase in the average balance of loans receivable during the year ended December 31, 1995, and an increase in the average yield on the loan portfolio from 6.63% during the year ended December 31, 1994 to 7.56% during the year ended December 31, 1995 reflecting the higher rate environment.

     Interest income on mortgage-backed securities increased $3.2 million, or 27.4%. Approximately $1.0 million of the increase was attributable to the $18.3 million increase in the average balance of mortgage-backed securities with the remainder attributable to an increase in the average yield on the portfolio from 5.47% for the year ended December 31, 1994 to 6.42% for the year ended December 31, 1995. The increase in the average balance resulted from the $94.3 million in mortgage-backed securities purchased in the Texas acquisitions, partially offset by the sale of $55.4 million in mortgage-backed securities during the year ended December 31, 1995. The increase in the average yields is the result of the adjustable-rate nature of a large part of the portfolio combined with the increase in market interest rates between the respective periods. At December 31, 1995, $119.6 million, or 51.4%, of mortgage-backed securities had interest rates which adjust monthly or annually.

     Interest income on investment securities increased $1.5 million, or 115.3% due to a $21.7 million increase in the average balance outstanding and a 54 basis point rise in the average yields. Interest income from other interest-earning assets (including interest earned on interest-bearing deposits in the FHLB and dividends received on FHLB stock) increased $828,000. The increase was due to an increase in the average balance in other interest-earning assets from $17.1 million for the year ended December 31, 1994 to $28.7 million for the year ended December 31, 1995.

     INTEREST EXPENSE. Total interest expense increased $22.8 million, or 83.1%, from $27.5 million for the year ended December 31, 1994 to $50.3 million for the year ended December 31, 1995 principally due to an increase in interest expense on deposits. Interest expense on savings deposits increased $20.2 million from $16.8 million for the twelve-month period ended December 31, 1994 to $37.0 million for the twelve-month period ended December 31, 1995 primarily as the result of a $290.5 million increase in the average balance of savings deposits during the same period. The average cost of deposits also increased from 4.00% during 1994 to 5.20% during 1995. Interest expense on borrowed money increased $2.6 million from $10.7 million for the twelve-month period ended December 31, 1994 to $13.3 million for the twelve-month period ended December 31, 1995. The increase was caused by the increase in the average cost from 4.63% during 1994 to 5.69% during 1995, which was due to the increase in market interest rates between the respective periods.

     PROVISION FOR LOSSES ON LOANS. The provision for losses on loans for the year ended December 31, 1995 totaled $367,000 compared to $300,000 for the year ended December 31, 1994. Loan charge-offs for the year ended December 31, 1995 increased to $122,000 compared to $19,000 in charge-offs during the year ended December 31, 1994. The allowance for losses on loans was $5.1 million, or .65% of total loans, at December 31, 1995 compared to $3.5 million, or .59% of total loans, at December 31, 1994. Nonaccruing loans were $2.5 million, or .31 % of total loans at December 31, 1995 compared to $249,000, or .04% of total loans at December 31, 1994. The ratio of nonperforming assets to total assets increased from .33% at December 31, 1994 to .59% at December 31, 1995. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions.

     NONINTEREST INCOME. Total noninterest income increased $1.1 million, or 74.0%, from $1.4 million for the year ended December 31, 1994 to $2.5 million for the year ended December 31, 1995 primarily as a result of increased gain on real estate operations, servicing and other loan fees, and fees for other customer services, partially offset by a reduction in gains on sales of mortgage-backed securities. Gain on real estate operations increased $667,000 from $98,000 for the year ended December 31, 1994 to $765,000 for the year ended December 31, 1995. The increase is due primarily to $126,000 in net rental income from two commercial properties acquired through foreclosure, $323,000 from a deficiency judgment on prior period properties acquired through foreclosure and a $183,000 gain on the sale of' real estate held for development. Servicing and other loan fees increased $366,000, from $220,000 for the year ended December 31, 1994 to $586,000 for the year ended December 31, 1995. The increase is primarily a result of $279,000 in servicing and other loan fees generated by the Texas thrifts and an increase in income from late charges on loans. Fees for other services to customers increased $167,000, from

$226,000 for the year ended December 31, 1994 to $393,000 for the year ended December 31, 1995. The increase is primarily a result of $181,000 in fees for services to customers generated by the Texas thrifts. Gain on the sale of mortgage-backed securities for the year ended December 31, 1994 was $158,000 resulting from the sale of $6.5 million of FHLMC mortgage-backed securities, which were classified as available for sale. During 1995 the Company recorded no such gain or loss on sales.

     NONINTEREST EXPENSE. Noninterest expense increased $4.9 million, or 49.4%, from $10.0 million for the year ended December 31, 1994 to $15.0 million for the year ended December 31, 1995 primarily due to increases in compensation and employee benefits expenses and other expense. In addition, the Company incurred $504,000 in expense from the amortization of excess of cost over fair value of net assets acquired in the Texas acquisitions. The ratio of' noninterest expense to average assets increased from 1.36% for the year ended December 31, 1994 to 1.43% for the year ended December 31, 1995. Compensation and employee benefits increased $1.9 million, from $5.6 million for the year ended December 31, 1994 to $7.5 million for the year ended December 31, 1995 as the result of salary increases, the hiring of additional employees to strengthen and support the Company's sales culture and the acquisition of the Texas thrifts. Occupancy expense increased $402,000, or 28.1%, from $1.4 million for the year ended December 31, 1994 to $1.8 million for the year ended December 31, 1995 due primarily to the acquisition of the Texas thrifts. Federal insurance premiums increased $795,000, or 95.8%, from $830,000 for the year ended December 31, 1994 to $1.6 million for the year ended December 31, 1995 as a result of deposit growth and the acquisition of the Texas thrifts. Legal, examination, and other professional fees increased $326,000, or 59.8%, from $546,000 for the year ended December 31, 1994 to $872,000 for the year ended December 31, 1995 primarily as the result of increased audit and examination charges associated with the Texas thrifts and legal expenses incurred in converting Jefferson Savings from a state charter to a federal charter. Other noninterest expense increased $1.0 million, or 82.3%, from $1.3 million for the year ended December 31, 1994 to $2.3 million for the year ended December 31, 1995 primarily as the result of expenses attributable to the acquisition of the Texas thrifts.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon income before income taxes. The effective tax rate for 1995 was 35.7% is compared to 37.9% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Association and the Bank. The Company's assets consist almost entirely of its investments in and advances to its subsidiaries. Its primary funding needs are for interest payments on certain bank debt, cash for future acquisitions and funds for the payment of dividends to stockholders. To fund these activities, the Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company. At December 31, 1996, the Association and the Bank had a total of approximately $7.5 million available for the payment of additional dividends to the Company under these regulations. The Association and the Bank meet all existing regulatory capital requirements at December 31, 1996.

     The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments, which include, among other investments, certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds sold, and bankers' acceptances. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.57% and 5.78% at December 31, 1996 and 1995, respectively. The Bank's liquidity ratios were 6.40% and 16.61% at December 31, 1996 and 1995, respectively.

     On a consolidated basis, the Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans and mortgage-backed securities, and cash flows from operations. Borrowings consist primarily of advances and lines of credit from the Federal Home Loan Banks. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company chooses among these different sources of funds based on comparative costs, availability, and the Company's asset/liability objectives.

     The Company's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and include interest-bearing deposits and federal funds sold. At December 31, 1996, 1995, and 1994, cash and cash equivalents totaled $23.7 million, $20.7 million, and $8.1 million, respectively. The levels of these assets are dependent on the Company's operating, financing, and investing activities during any given period. These activities for the years ended December 31, 1996, 1995, and 1994 are summarized below:


                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1996       1995        1994
                                                       ---------  ---------  ----------
                                                                (IN THOUSANDS)
Operating activities:
 Net income..........................................  $  2,816   $  6,370   $   5,362
 Adjustments to reconcile net income to net cash
  provided by operating activities...................    (1,574)      (610)      6,893
                                                       --------   --------   ---------
   Net cash provided by operating activities.........     1,242      5,760      12,255
Net cash provided by (used in) investing activities..    69,979     78,133    (296,075)
Net cash provided by (used in) financing activities..   (68,206)   (71,293)    285,629
                                                       --------   --------   ---------
   Net increase in cash and cash equivalents.........     3,015     12,600       1,809
Cash and cash equivalents at beginning of year.......    20,690      8,090       6,281
                                                       --------   --------   ---------
   Cash and cash equivalents at end of year..........  $ 23,705   $ 20,690   $   8,090
                                                       ========   ========   =========

     The primary source of cash from operating activities during the years ended December 31, 1996, 1995 and 1994 was income from operations.

     The primary investing activity of the Company is the origination and/or purchase of mortgage loans and mortgage-backed securities. During the years ended December 31, 1996, 1995, and 1994, the Company originated loans in the amounts of $358.1 million, $162.1 million, and $130.5 million, respectively. Purchases of mortgage loans and mortgage-backed securities totaled $39.0 million, $27.4 million, and $263.6 million, respectively, in those same periods. Other investing activities include investing in FHLB stock and U.S. Government and federal agency obligations. During the years ended December 31, 1996, 1995, and 1994, these activities were funded in part by principal payments on loans and mortgage-backed securities and maturities of investment securities totaling $343.7 million, $213.3 million, and $112.0 million, respectively. For the past two fiscal years, the Company has funded a substantial portion of its operations with cash flows from its investing activities, principally in the form of proceeds from sales and principal repayments on mortgage-backed securities. These cash flows have been used to pay down borrowings as well as for loan originations and other investments.

     The primary financing activity of the Company is the attraction of savings deposits supplemented by borrowings from the Federal Home Loan Bank. During the years ended December 31, 1996, 1995 and 1994, savings deposits increased $76.9 million, $358.2 million and $170.5 million, respectively. The increases in 1996 and 1995 include deposits assumed in the acquisitions of the Texas thrifts of approximately $65 million and $313 million, respectively. Borrowed money decreased $77.3 million and $87.0 million during the years ended December 31, 1996 and 1995, respectively and increased $116.3 million during the year ended December 31, 1994.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1996 the Company had commitments to originate loans of $28.4 million, and to purchase residential adjustable rate mortgages of $1.9 million. Certificates of deposit which are scheduled to mature in one year or less at December 31, 1996 totaled $516.4 million. Management believes that a significant portion of such deposits will remain with the Company.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations.

     Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. During June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     SFAS No. 125 extends the "available for sale" or "trading" approach in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS No. 125 also amends SFAS No. 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS No. 115 approach to certain nonsecurity financial assets and the amendment to SFAS No. 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do call into question an entity's intent to hold other debt securities to maturity in the future. The adoption of SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




CONSOLIDATED FINANCIAL STATEMENTS                                     Page
---------------------------------                                     ----
Independent Auditors' Report.........................................  56

Consolidated Balance Sheets as of December 31, 1996 and 1995.........  57

Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994...................................  58

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1996, 1995 and 1994...................................  59

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994...................................  60

Notes to Consolidated Financial Statements...........................  61

SUPPLEMENTARY DATA
------------------

Quarterly Financial Data.............................................  86


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Jefferson Savings Bancorp, Inc.
Ballwin, Missouri:

We have audited the accompanying consolidated balance sheets of Jefferson Savings Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Savings Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

St. Louis, Missouri
January 29, 1997

CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                               DECEMBER 31,
                                                                    -------------------------------
                                                                          1996             1995
                                                                    --------------   --------------
Cash..............................................................  $    7,359,389   $    1,945,276
Interest-bearing deposits.........................................      11,531,105       18,745,488
Federal funds sold................................................       4,815,000               --
Investment securities available for sale, at fair value
  (amortized cost of $84,838,744 and $48,443,789 at
   December 31, 1996 and 1995, respectively)......................      85,701,772       48,590,166
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $95,982,081 and $234,160,389 at
  December 31, 1996 and 1995, respectively).......................      95,203,312      232,882,760
Loans receivable, net.............................................     885,405,062      788,085,287
Investment in real estate, net....................................       4,460,202        4,681,972
Stock in Federal Home Loan Banks..................................      15,768,700       16,520,100
Office properties and equipment, net..............................       9,667,851        7,984,488
Excess of cost over fair value of net assets acquired.............      19,746,106       14,495,743
Accrued income and other assets...................................       8,420,576        8,997,504
                                                                    --------------   --------------
                                                                    $1,148,079,075   $1,142,928,784
                                                                    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits..................................................  $  947,068,672   $  870,178,701
Borrowed money....................................................      97,682,127      174,961,956
Deferred tax liability............................................       1,324,000        1,161,000
Advance payments by borrowers for taxes and insurance.............       2,884,424        2,875,576
Accrued expenses and other liabilities............................       9,200,939       13,500,813
                                                                    --------------   --------------
    Total liabilities.............................................   1,058,160,162    1,062,678,046
                                                                    --------------   --------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock ($.01 par value):  Authorized 5,000,000 shares;
   none issued....................................................              --               --
 Common stock ($.01 par value):  Authorized 20,000,000 shares;
   issued 4,470,049 shares at December 31, 1996 and 1995..........          44,700           44,700
 Additional paid-in capital.......................................      45,771,841       43,197,276
 Retained earnings, subject to certain restrictions...............      50,759,048       49,140,260
 Unrealized gain (loss) on assets available for sale, net.........          50,259         (666,313)
 Unamortized restricted stock awards..............................        (359,477)        (616,055)
 Unearned ESOP shares.............................................      (5,345,412)      (6,115,907)
 Treasury stock, at cost:  62,703 shares and 296,486 shares at
   December 31, 1996 and 1995, respectively.......................      (1,002,046)      (4,733,223)
                                                                    --------------   --------------
     Total stockholders' equity...................................      89,918,913       80,250,738
                                                                    --------------   --------------
                                                                    $1,148,079,075   $1,142,928,784
                                                                    ==============   ==============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                             1996          1995          1994
                                                                         -----------   ------------   -----------
Interest and dividend income:
 Loans receivable.................................................       $64,911,063   $53,500,602    $30,987,615
 Mortgage-backed securities ......................................        10,858,270    14,993,783     11,764,502
 Investment securities............................................         4,280,168     2,769,581      1,286,528
 Interest-bearing deposits and federal funds sold.................           583,224       730,042         56,883
 Stock in Federal Home Loan Banks.................................         1,057,478     1,049,947        895,367
                                                                         -----------   -----------    -----------
    Total interest and dividend income............................        81,690,203    73,043,955     44,990,895
                                                                         -----------   -----------    -----------
Interest expense:
 Savings deposits................................................         44,365,648    36,995,127     16,801,236
 Borrowed money..................................................          7,792,206    13,302,429     10,668,685
                                                                         -----------   -----------    -----------
    Total interest expense ......................................         52,157,854    50,297,556     27,469,921
                                                                         -----------   -----------    -----------
    Net interest income..........................................         29,532,349    22,746,399     17,520,974
Provision for losses on loans....................................            660,000       367,153        300,000
                                                                         -----------   -----------    -----------
    Net interest income after provision for losses on loans......         28,872,349    22,379,246     17,220,974
                                                                         -----------   -----------    -----------
Noninterest income:
 Servicing and other loan fees...................................            638,200       585,503        220,356
 Fees for other services to customers............................            505,107       392,572        225,575
 Gain (loss) on sales of mortgage-backed securities, net.........         (1,296,134)           --        157,906
 Gain on sales of loans, net.....................................            373,739       226,518        264,700
 Gain on real estate operations, net.............................            453,101       765,251         98,341
 Other...........................................................            443,950       511,122        458,836
                                                                         -----------   -----------    -----------
    Total noninterest income.....................................          1,117,963     2,480,966      1,425,714
                                                                         -----------   -----------    -----------
Noninterest expense:
 General and administrative:
  Compensation and employee benefits.............................          9,613,987     7,475,867      5,613,727
  Occupancy......................................................          2,122,183     1,831,345      1,429,056
  Advertising....................................................            465,767       340,973        329,277
  Federal insurance premiums.....................................          2,147,752     1,625,650        830,455
  Legal, examination, and other professional fees................          1,212,294       871,867        545,501
  Other..........................................................          3,008,409     2,305,321      1,264,263
                                                                         -----------   -----------    -----------
    Total general and administrative.............................         18,570,392    14,451,023     10,012,279
 SAIF special assessment.........................................          5,598,880            --             --
 Amortization of excess cost over fair value of
   net assets acquired...........................................          1,022,642       503,682             --
                                                                         -----------   -----------    -----------
    Total noninterest expense....................................         25,191,914    14,954,705     10,012,279
                                                                         -----------   -----------    -----------
    Income before income taxes...................................          4,798,398     9,905,507      8,634,409
Income tax expense...............................................          1,982,200     3,536,000      3,272,000
                                                                         -----------   -----------    -----------
    Net income...................................................        $ 2,816,198   $ 6,369,507    $ 5,362,409
                                                                         ===========   ===========    ===========
Earnings per share...............................................               $.71         $1.60          $1.32
                                                                         ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             --------------------------------------------------------------------------
                                                                             UNREALIZED
                                                                            GAIN (LOSS)    UNAMORTIZED
                                COMMON STOCK      ADDITIONAL                 ON ASSETS     RESTRICTED
                             -------------------    PAID-IN     RETAINED     AVAILABLE        STOCK
                              SHARES     DOLLARS    CAPITAL     EARNINGS   FOR SALE, NET     AWARDS
                             ---------   -------  -----------  ----------- --------------  ------------
Balance at December 31,
 1993......................  4,255,999   $44,700  $42,435,790  $37,408,344    $    30,897  $(1,418,371)
Net income.................         --        --           --    5,362,409             --           --
Amortization of restricted
 stock awards..............         --        --           --           --             --      401,158
Tax benefit of restricted
 stock awards vested.......         --        --      100,000           --             --           --
Amortization of ESOP shares         --        --      235,709           --             --           --
Change in unrealized gain
 (loss) on assets available
 for sale, net.............         --        --           --           --     (4,241,905)          --
Stock options exercised....      1,426        --       (8,499)          --             --           --
Purchase of treasury stock.    (91,862)       --           --           --             --           --
                             ---------   -------  -----------  ----------- --------------  -----------
Balance at December 31,
 1994......................  4,165,563    44,700   42,763,000   42,770,753     (4,211,008)  (1,017,213)
Net income.................         --        --           --    6,369,507             --           --
Amortization of restricted
 stock awards..............         --        --           --           --             --      401,158
Tax benefit of restricted
 stock awards vested.......         --        --       86,000           --             --           --
Purchase of ESOP shares....         --        --           --           --             --           --
Amortization of ESOP shares         --        --      371,956           --             --           --
Change in unrealized gain
 (loss) on assets available
  for sale, net............         --        --           --           --      3,544,695           --
Stock options exercised....      8,000        --      (47,680)          --             --           --
Tax benefit of
 non-incentive stock
 options exercised.........         --        --       24,000           --             --           --
                             ---------   -------  -----------  ----------- --------------  -----------
Balance at December 31,
 1995......................  4,173,563    44,700   43,197,276   49,140,260       (666,313)    (616,055)
Net income.................         --        --           --    2,816,198             --           --
Dividends paid ($.32 per
 share)....................         --        --           --   (1,197,410)            --           --
Release of ESOP shares in
 lieu of cash
 dividends on allocated
  ESOP shares..............         --        --        9,353           --             --           --
Stock issued in dividend
 reinvestment
 and stock purchase plan...      2,169        --       14,272           --             --           --
Amortization of restricted
 stock awards..............         --        --           --           --             --      256,578
Tax benefit of restricted
 stock awards vested.......         --        --      265,000           --             --           --
Amortization of ESOP shares         --        --      691,082           --             --           --
Change in unrealized gain
 (loss) on assets available
  for sale, net............         --        --           --           --        716,572           --
Stock issued to acquire
 Texas Heritage............    223,151        --    1,593,297           --             --           --
Stock options exercised....      8,463        --      (50,439)          --             --           --
Tax benefit of
 non-incentive stock
 options exercised.........         --        --       52,000           --             --           --
                             ---------   -------  -----------  ----------- --------------  -----------
Balance at December 31,
 1996......................  4,407,346   $44,700  $45,771,841  $50,759,048    $    50,259  $  (359,477)
                             =========   =======  ===========  =========== ==============  ===========

                                       YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                    -------------------------------------------------------
                                                                                   TOTAL
                                     UNEARNED                                     STOCK-
                                       ESOP                TREASURY              HOLDERS'
                                      SHARES                 STOCK                EQUITY
                                    -----------           -----------           -----------
Balance at December 31,
 1993......................         $(3,438,500)          $(3,354,619)          $71,708,241
Net income.................                  --                    --             5,362,409
Amortization of restricted
 stock awards..............                  --                    --               401,158
Tax benefit of restricted
 stock awards vested.......                  --                    --               100,000
Amortization of ESOP shares             687,700                    --               923,409
Change in unrealized gain
 (loss) on assets available
 for sale, net.............                  --                    --            (4,241,905)
Stock options exercised....                  --                22,759                14,260
Purchase of treasury stock.                  --            (1,529,043)           (1,529,043)
                                    -----------           -----------           -----------
Balance at December 31,
 1994......................          (2,750,800)           (4,860,903)           72,738,529
Net income.................                  --                    --             6,369,507
Amortization of restricted
 stock awards..............                  --                    --               401,158
Tax benefit of restricted
 stock awards vested.......                  --                    --                86,000
Purchase of ESOP shares....          (3,779,081)                   --            (3,779,081)
Amortization of ESOP shares             413,974                    --               785,930
Change in unrealized gain
 (loss) on assets available
 for sale, net.............                  --                    --             3,544,695
Stock options exercised....                  --               127,680                80,000
Tax benefit of
 non-incentive stock
 options exercised.........                  --                    --                24,000
                                    -----------           -----------           -----------
Balance at December 31,
 1995......................          (6,115,907)           (4,733,223)           80,250,738
Net income.................                  --                    --             2,816,198
Dividends paid ($.32 per
 share)....................                  --                    --            (1,197,410)
Release of ESOP shares in
 lieu of cash
 dividends on allocated
  ESOP shares..............              24,505                    --                33,858
Stock issued in dividend
 reinvestment
 and stock purchase plan...                  --                34,617                48,889
Amortization of restricted
 stock awards..............                  --                    --               256,578
Tax benefit of restricted
 stock awards  vested......                  --                    --               265,000
Amortization of ESOP shares             745,990                    --             1,437,072
Change in unrealized gain
 (loss) on assets available
 for sale, net.............                  --                    --               716,572
Stock issued to acquire
 Texas Heritage............                  --             3,561,491             5,154,788
Stock options exercised....                  --               135,069                84,630
Tax benefit of
 non-incentive stock
 options exercised.........                  --                    --                52,000
                                    -----------           -----------           -----------
Balance at December 31,
 1996......................         $(5,345,412)          $(1,002,046)          $89,918,913
                                     ===========            ==========          ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1996            1995            1994
                                                                    --------------  --------------  --------------
Cash flows from operating activities:
  Net income......................................................  $   2,816,198   $   6,369,507   $   5,362,409
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............................      2,503,912       2,295,597       2,115,867
      Provision for losses on loans...............................        660,000         367,153         300,000
      Provision for losses on real estate.........................        200,000              --              --
      Net gain on sales of assets.................................         (4,090)       (856,492)       (635,502)
      Loans originated for sale...................................    (27,764,507)    (24,559,773)     (2,628,606)
      Sale of loans held for sale.................................     27,019,117      22,957,970       3,407,868
      Deferred income taxes.......................................       (250,000)       (130,000)        868,100
      Stock dividend from Federal Home Loan Banks.................       (151,800)       (339,800)             --
      Other, net..................................................     (3,787,048)       (343,959)      3,465,234
                                                                    -------------   -------------   -------------
             Net cash provided by operating activities............      1,241,782       5,760,203      12,255,370
                                                                    -------------   -------------   -------------
Cash flows from investing activities:
  Principal payments on:
    Loans receivable..............................................    290,969,097     165,052,315      71,143,875
    Mortgage-backed securities....................................     22,378,652      19,464,726      25,905,565
  Proceeds from maturity of investment securities.................     30,335,000      28,775,000      15,000,000
  Proceeds from sale of:
    Loans receivable..............................................      5,873,494       5,388,938      10,418,399
    Mortgage-backed securities available for sale.................    147,471,014      55,412,739       6,528,275
    Investment securities available for sale......................             --       3,880,781              --
  Redemption of Federal Home Loan Bank stock......................      1,572,400              --              --
  Cash invested in:
    Loans receivable originated...................................   (330,381,304)   (137,577,488)   (127,822,404)
    Loans receivable purchased....................................     (9,117,125)    (27,402,471)   (225,608,551)
    Mortgage-backed securities....................................    (29,836,277)             --     (38,039,237)
    Investment securities.........................................    (62,997,500)     (7,994,413)    (30,810,859)
    Federal Home Loan Bank stock..................................             --        (245,400)     (7,085,000)
  Proceeds from sale of real estate...............................      4,947,530       2,050,673       5,144,425
  Cash paid for acquisitions......................................     (5,147,225)    (51,980,749)             --
  Cash and cash equivalents from acquisitions.....................      5,584,393      24,138,494              --
  Other, net......................................................     (1,673,269)       (830,428)       (849,397)
                                                                    -------------   -------------   -------------
             Net cash provided by (used in) investing activities..     69,978,880      78,132,717    (296,074,909)
                                                                    -------------   -------------   -------------
Cash flows from financing activities:
  Increase in savings deposits, net...............................     12,021,140      45,715,780     170,549,804
  Increase (decrease) in borrowed money, net......................    (79,041,170)   (110,398,044)    116,265,547
  Fees paid for interest rate cap agreements......................             --              --      (1,000,300)
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance.......................................       (122,011)     (2,911,422)      1,328,604
  Dividends paid..................................................     (1,197,410)             --              --
  Purchase of treasury stock......................................             --              --      (1,529,043)
  Purchase of ESOP shares.........................................             --      (3,779,081)             --
  Other, net......................................................        133,519          80,000          14,260
                                                                    -------------   -------------   -------------
             Net cash provided by (used in) financing activities..    (68,205,932)    (71,292,767)    285,628,872
                                                                    -------------   -------------   -------------
             Increase in cash and cash equivalents................      3,014,730      12,600,153       1,809,333
Cash and cash equivalents at beginning of year....................     20,690,764       8,090,611       6,281,278
                                                                    -------------   -------------   -------------
Cash and cash equivalents at end of year..........................  $  23,705,494   $  20,690,764   $   8,090,611
                                                                    =============   =============   =============
Supplemental disclosures of cash flow information:
  Interest paid...................................................  $  52,419,826   $  50,803,549   $  27,298,454
  Income taxes paid...............................................      2,492,384       3,965,252       2,589,000
  Noncash investing activities:
    Stock issued for acquisitions.................................      5,154,788              --              --
    Transfer of mortgage-backed securities from
      held to maturity to available for sale......................             --      94,245,376              --
    Additions to real estate acquired in settlement
      of loans or through foreclosure.............................      3,867,980       1,826,177         212,059
    Loans originated to finance the sale of real estate...........        133,726         204,975         275,700
  Noncash financing activity - interest credited..................     32,963,462      27,762,659      12,895,000
                                                                    =============   =============   =============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Following are the significant accounting policies which Jefferson Savings Bancorp, Inc. and subsidiaries (the Company) follow in preparing and presenting their consolidated financial statements:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. and its wholly owned subsidiaries, Jefferson Savings and Loan Association F.A. ("Jefferson Savings" or the "Association") and First Federal Savings Bank of North Texas ("First Federal" or the "Bank"). Jefferson Savings' wholly owned subsidiaries are J.S. Services, Inc., J.S. Services of Florida, Inc., JS&L Realty, Inc., and Jefferson Financial Corporation. First Federal's wholly-owned subsidiaries are First Service Corporation, Inc. and North Texas Financial Services, Inc. All significant intercompany items have been eliminated.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the value of the Company's investment in real estate.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to changes in the economic environment and market conditions. These balances may be adjusted in the future based on such changes, or based on requirements of regulatory examiners of the Company's subsidiaries.

EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. The average number of common shares and common equivalent shares outstanding for the years 1996, 1995, and 1994 was 3,974,457, 3,983,317, and 4,065,119,
respectively. Only employee stock ownership plan ("ESOP") shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, the Company considers all interest-bearing deposits and federal funds sold to be cash equivalents.

INVESTMENTS IN MORTGAGE-BACKED AND INVESTMENT SECURITIES

     Investment and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

     Available-for-sale securities, which consist of investment and mortgage-backed securities, and certain equity securities not classified as trading securities nor as held-to-maturity securities, are carried at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses, based on the amortized cost of specifically identified securities, are included in income when management makes the decision to sell.

     Any declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are included in earnings as realized losses.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity, adjusted for anticipated prepayments.

LOANS RECEIVABLE AND RELATED FEES

     Loans receivable are carried at cost, as the Company has both the intent and the ability to hold them to maturity. Interest is credited to income as earned; however, interest receivable is accrued only if deemed collectible. Generally, the Company's policy is to exclude from income interest on loans delinquent over 90 days. Such interest ultimately collected is credited to income in the period received.

     Loan origination fees and the related incremental direct costs of originating loans are deferred and amortized over the contractual lives of the related loans using the interest method.

     The Company obtains commitments to sell certain conforming loans. All such sales are made without recourse to the Company. Loans held for sale are carried at the lower of aggregate cost or market value. The gains on sales of loans are recognized at the time of sale and are determined by specific identification. At December 31, 1996 and 1995, such loans totaled $2.8 million and $1.8 million, respectively.

     Unearned discount on non-real estate loans and premiums and discounts on other purchased loans are amortized using the interest method.

     The allowance for loan losses is maintained at an amount considered adequate to provide for potential losses. The provision for loan losses is based on a periodic analysis of the loan portfolio by management. In this regard, management considers numerous factors, including, but not necessarily limited to, general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. In addition to the allowance for losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses. In estimating such losses, management considers various risk factors, including geographic location, loan collateral, and payment history.

INVESTMENT IN REAL ESTATE

     Investment in real estate includes real estate acquired for development and sale and real estate acquired through foreclosure.

     The property held for development and sale is carried at the lower of cost (adjusted for acquisition, direct holding, and development costs) or net realizable value.

     Real estate acquired through foreclosure is initially recorded at fair value. Fair value is defined as the amount in cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. If considered necessary, the Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines.

     Profit on sales of real estate is recognized when title has passed, minimum down-payment requirements have been met, the terms of any notes received by the Company are such to satisfy continuing payment requirements, and the Company is relieved of any requirement for continued involvement in the real estate. Otherwise, recognition of profit is deferred until such criteria are met.

STOCK IN FEDERAL HOME LOAN BANKS

     The Company's subsidiaries, as members of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, are required to maintain an investment in capital stock of the Federal Home Loan Banks ("FHLB") in an amount equal to a specified percentage of mortgage loans, total assets or advances from the FHLBs to the subsidiaries. The stock is recorded at cost which represents redemption value.

OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. Estimated useful lives range from 10 to 35 years for office buildings and related components and 3 to 8 years for furniture and equipment.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The excess of cost over fair value of net assets acquired ("goodwill") in business combinations accounted for as purchases is amortized using the straight-line method over 15 years, the estimated period to be benefited.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financings and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

INTEREST RATE CAP AGREEMENTS

     Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are classified as other assets in the consolidated balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense.

INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on income and expense items that are recognized for financial reporting purposes in periods different from the period in which items are recognized for income tax purposes ("temporary differences").

     Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" provides an optional accounting method for stock-based compensation plans based on the fair value of equity instruments awarded. The Company has elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting and to comply with the expanded footnote disclosures as prescribed by SFAS No. 123. Stock-based compensation plans of the Company to which SFAS No. 123 applies are the management recognition plans and the Stock Option and Incentive Plan which are set forth in notes 15 and 16 to the consolidated financial statements, respectively.

RECLASSIFICATION

     Certain reclassifications of 1995 and 1994 information have been made to conform with the 1996 presentation.

(2)  BUSINESS COMBINATIONS

     On May 31, 1995, the Company completed its acquisitions of North Texas Savings and Loan Association, Denton, Texas ("North Texas") and First Federal Savings Bank of Longview, Longview, Texas ("Longview") in exchange for cash of $28.3 million and $12.8 million, respectively. North Texas' total assets were $190.7 million, consisting primarily of loans receivable of $126.9 million and mortgage-backed securities of $49.5 million; North Texas' total deposits were $148.2 million. Longview's total assets were $134.5 million, consisting primarily of loans receivable of $66.0 million and mortgage-backed securities of $34.0 million; Longview's total deposits were $120.0 million. On July 13, 1995, the Company completed its acquisition of Shelby-Panola Savings Association, Carthage, Texas ("Shelby-Panola") in exchange for cash of $10.9 million. Shelby-Panola's total assets were $55.6 million, consisting primarily of investment securities of $22.9 million, loans receivable of $14.3 million, and mortgage-backed securities of $12.2 million; Shelby-Panola's total deposits were $44.8 million. The acquisitions, which were funded by available cash and borrowings, were accounted for using the purchase method and, accordingly, the results of operations have been included in the Company's results of operations from the respective transaction dates. The excess of cost over fair value of net assets acquired was approximately $15 million. Upon completion of the acquisitions, North Texas, Longview, and Shelby-Panola were consolidated under a single federal charter and operate under the common name of First Federal Savings Bank of North Texas.

     On December 30, 1996, the Company completed its acquisition of Texas Heritage Savings Association/Banc, Rowlett, Texas ("Texas Heritage") in exchange for cash of $5.1 million and 223,151 shares of the Company's common stock. Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of $56.0 million and investment and mortgage-backed securities of $7.3 million. Texas Heritage's total deposits were $64.7 million. The acquisition, which was funded by available cash and borrowings, and the Company's common stock, was accounted for using the purchase method. The excess of cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into First Federal Savings Bank of North Texas.

     During 1996 the Company announced it's plan to acquire L&B Financial, Inc. in Sulphur Springs, Texas ("L&B Financial") for approximately $15 million in cash and 549,000 shares of the Company's common stock. L&B Financial's total assets are approximately $141 million, consisting primarily of loans receivable of $70 million and mortgage-backed and investment securities of $58 million. L&B Financial's total deposits are $104 million. The acquisition is expected to close in the first quarter of 1997 and will be accounted for using the purchase method. Upon completion of the acquisition, the operations of L&B Financial will be merged into First Federal Savings Bank of North Texas.

     The following unaudited information presents pro forma results of operations of the Company for the years ended December 31, 1996 and 1995, assuming the acquisitions had taken place on January 1, 1995:



                                                       EXCLUDING L&B FINANCIAL  INCLUDING L&B FINANCIAL
                                                       -----------------------  -----------------------
                                                          1996         1995        1996         1995
                                                       -----------  ----------  -----------  ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net interest income..............................      $32,723     $28,418      $36,398     $32,650
    Net income.......................................        2,944       6,787        2,335       7,325
                                                           =======     =======      =======     =======
    Earnings per share...............................      $   .70     $  1.61      $   .49     $  1.54
                                                           =======     =======      =======     =======


(3)  REGULATORY CAPITAL

     The capital regulations of the Office of Thrift Supervision (OTS), as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of December 31, 1996, both Jefferson Savings and First Federal met all OTS capital requirements.

     The OTS requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with their risk-based capital requirement, an amount equal to one-half of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. The OTS recently announced that it will delay the effective date of the regulation until it evaluates the process by which an association may appeal an interest-rate risk capital deduction determination.

     Jefferson Savings and First Federal are also subject to the regulatory framework for prompt corrective action. To be categorized as well capitalized or adequately capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

     Following are the actual and required capital amounts and ratios as of December 31, 1996:


                                                                                  REQUIREMENTS UNDER
                                                                          PROMPT CORRECTIVE ACTION PROVISIONS
                                                                      --------------------------------------------
                                  ACTUAL            REQUIREMENTS       WELL CAPITALIZED    ADEQUATELY CAPITALIZED
                            -------------------  -------------------  -------------------  -----------------------
                              AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT       RATIO
                            -----------  ------  -----------  ------  -----------  ------  -------------  --------
Tangible capital:/(1)/
  Jefferson Savings.......  $44,044,359   6.43%  $10,279,409   1.50%           NA                     NA
  First Federal...........   25,011,055   5.65%    6,639,071   1.50%           NA                     NA

Core capital:/(1)/
  Jefferson Savings.......   44,044,359   6.43%   20,558,818   3.00%  $34,264,697   5.00%    $27,411,758     4.00%
  First Federal...........   25,011,055   5.65%   13,278,141   3.00%   22,130,235   5.00%     17,704,188     4.00%

Risk-based capital:/(2)/
  Jefferson Savings.......   48,157,739  11.59%   33,229,271   8.00%   41,536,589  10.00%     33,229,271     8.00%
  First Federal...........   27,248,349   9.30%   23,436,003   8.00%   29,295,004  10.00%     23,436,003     8.00%

Tier I capital:/(2)/
  Jefferson Savings.......   44,044,359  10.60%           NA           24,921,954   6.00%     16,614,636     4.00%
  First Federal...........   25,011,055   8.54%           NA           17,577,002   6.00%     11,718,002     4.00%

____________
(1)  To adjusted total assets
(2)  To risk-weighted assets

(4)  INVESTMENT SECURITIES

     The amortized cost and fair value of debt securities classified as available for sale are summarized as follows:

                                               DECEMBER 31, 1996
                                ------------------------------------------------
                                               GROSS       GROSS
                                               UNREAL-     UNREAL-
                                 AMORTIZED      IZED        IZED        FAIR
                                   COST        GAINS       LOSSES       VALUE
                                -----------  ----------  ----------  -----------
United States government and
 agency obligations...........  $84,477,683  $1,067,688  $(206,607)  $85,338,764
Tax exempt municipal bond.....      361,061       1,947         --       363,008
                                -----------  ----------  ---------   -----------
                                $84,838,744  $1,069,635  $(206,607)  $85,701,772
                                ===========  ==========  =========   ===========




                                               DECEMBER 31, 1995
                                ------------------------------------------------
                                              GROSS       GROSS
                                              UNREAL-     UNREAL-
                                 AMORTIZED     IZED        IZED        FAIR
                                   COST        GAINS       LOSSES       VALUE
                                -----------  ----------  ----------  -----------
United States government and
 agency obligations...........  $47,654,065  $  196,585  $ (53,008)  $47,797,642
Tax exempt municipal bond.....      789,724       2,800         --       792,524
                                -----------  ----------  ---------   -----------
                                $48,443,789  $  199,385  $ (53,008)  $48,590,166
                                ===========  ==========  =========   ===========

     The Company sold no investment securities during the years ended December 31, 1996 and 1994. During the year ended December 31, 1995, the Company received proceeds of $3,880,781 on the sale of investment securities which were acquired in connection with the purchase of North Texas, Longview and Shelby-Panola. These securities were sold shortly after acquisition and no gains or losses were recorded on their sale.

     The amortized cost and fair value of investment securities, by contractual maturity, are summarized as follows:

                                                DECEMBER 31, 1996
                                             ------------------------
                                              AMORTIZED      FAIR
                                                COST         VALUE
                                             -----------  -----------
Within one year......................        $ 5,500,710  $ 5,512,225
One to five years....................         25,171,900   24,993,093
Five to 10 years.....................         54,166,134   55,196,454
                                             -----------  -----------
                                             $84,838,744  $85,701,772
                                             ===========  ===========

(5)  MORTGAGE-BACKED SECURITIES

     The amortized cost and fair value of mortgage-backed securities, classified as available for sale, are summarized as follows:

                                            DECEMBER 31, 1996
                           ----------------------------------------------------
                                           GROSS        GROSS
                                          UNREAL-      UNREAL-
                            AMORTIZED       IZED         IZED          FAIR
                               COST        GAINS        LOSSES        VALUE
                           ------------  ----------  ------------  ------------
GNMA.....................  $  1,403,313  $  363,023  $    (4,190)  $ 31,762,146
FHLMC....................    19,552,821      58,920      (61,265)    19,550,476
FNMA.....................    14,913,952     132,677      (55,888)    14,990,741
Collateralized mortgage
 obligations.............    30,111,995           -   (1,212,046)    28,899,949
                           ------------  ----------  -----------   ------------
                           $ 95,982,081  $  554,620  $(1,333,389)  $ 95,203,312
                           ============  ==========  ===========   ============




                                              DECEMBER 31, 1995
                           ----------------------------------------------------
                                           GROSS        GROSS
                                          UNREAL-      UNREAL-
                            AMORTIZED       IZED        IZED           FAIR
                               COST        GAINS       LOSSES         VALUE
                           ------------  ----------  -----------   ------------
GNMA.....................  $  3,965,323  $   39,794  $    (3,179)  $  4,001,938
FHLMC....................    24,494,551      84,780     (103,993)    24,475,338
FNMA.....................   110,785,042     121,765   (1,446,454)   109,460,358
Collateralized mortgage
 obligations.............    94,915,473   1,017,370     (987,712)    94,945,131
                           ------------  ----------  -----------   ------------
                           $234,160,389  $1,263,709  $(2,541,338)  $232,882,760
                           ============  ==========  ===========   ============

     Gross realized gains, gross realized losses, and gross proceeds on sales of mortgage-backed securities available for sale are summarized as follows:


                                     1996          1995         1994
                                 -------------  -----------  ----------
Gross realized gains...........  $  1,318,142   $        --  $  157,906
Gross realized losses..........    (2,614,276)           --          --
                                 ------------   -----------  ----------
     Net realized gain (loss)..  $ (1,296,134)  $        --  $  157,906
                                 ============   ===========  ==========
Gross proceeds.................  $147,471,014   $55,412,739  $6,528,275
                                 ============   ===========  ==========

     The amortized cost and fair value of mortgage-backed securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                       DECEMBER 31, 1996
                                                  ----------------------------
                                                    AMORTIZED        FAIR
                                                      COST           VALUE
                                                  -------------  -------------
     Within one year............................  $  7,580,791   $  7,573,014
     One to five years..........................     6,575,487      6,555,087
     Five to ten years..........................     1,074,669      1,080,639
     After ten years............................    80,751,134     79,994,572
                                                  ------------   ------------
                                                  $ 95,982,081   $ 95,203,312
                                                  ============   ============

     Weighted average interest rate                          6.28%
                                                             ====

(6)  LOANS RECEIVABLE, NET

     Loans receivable are summarized as follows:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                       1996           1995
                                                  ------------   ------------
Loans secured by real estate:
 Residential:
  Conventional..................................  $620,934,461   $627,539,727
  Home equity...................................    44,923,700     26,825,674
  FHA insured/VA guaranteed.....................       967,822      1,065,237
  Held for sale.................................     2,820,623      1,787,202
 Commercial.....................................   134,531,803     72,194,456
 Residential construction.......................   164,277,756     94,629,714
                                                  ------------   ------------
    Total loans secured by real estate..........   968,456,165    824,042,010
Other loans:
 Commercial secured by first mortgage loans.....     5,000,000      2,000,000
 Automobile loans...............................     1,648,668        874,465
 Loans secured by savings deposits..............     3,658,476      3,409,508
 Education loans................................       177,749        229,151
 Other..........................................     3,195,261        341,485
                                                  ------------   ------------
                                                   982,136,319    830,896,619
Add (deduct):
 Loans in process...............................   (89,573,006)   (38,457,597)
 Unearned discounts, net........................    (1,786,152)      (621,248)
 Deferred loan costs, net.......................     1,156,502      1,363,369
 Allowance for loan losses......................    (6,528,601)     5,095,856)
                                                  ------------   ------------
                                                  $885,405,062   $788,085,287
                                                  ============   ============
Weighted average interest rate at end of year...          8.17%          7.78%
                                                  ============   ============
Adjustable rate mortgages at end of year........  $603,676,000   $571,249,000
                                                  ============   ============

     Loans serviced for others at December 31, 1996, 1995, and 1994 totaled approximately $58.0 million, $54.6 million, and $26.8 million, respectively.

     Restructured loans were held by the Company at December 31, 1996 and 1995 with carrying values of approximately $179,000 and $546,000, respectively. Interest income of approximately $12,000 and $24,000 was recognized on these loans for the years ended December 31, 1996 and 1995, respectively. Gross interest income would have been approximately $14,000 and $27,000 for the years ended December 31, 1996 and 1995, respectively, if the interest payments had been received in accordance with the original terms.

     A summary of impaired loans, which include nonaccrual loans and loans internally classified, follows:

                                                      DECEMBER 31,
                                              --------------------------
                                                  1996          1995
                                              ------------  ------------
Nonaccrual loans..............................  $1,486,193  $2,476,768
Impaired loans continuing to accrue interest..   1,748,924     199,654
                                                ----------  ----------
Total impaired loans..........................  $3,235,117  $2,676,422
                                                ==========  ==========
Impaired loans with related allowance
  for loan losses.............................  $  387,970  $   35,536
  Allowance for losses on impaired loans......      80,465      26,449
Impaired loans with no related allowance
  for loan losses.............................   2,847,147   2,640,886
Average balance of impaired loans
  during the year.............................   3,256,772   3,773,619
                                                ==========  ==========

     Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest were $137,000 and $61,000, respectively, for the year ended December 31, 1996. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest were $135,000 and $43,000, respectively, for the year ended December 31, 1995.

     Loans to executive officers and directors are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and, in the opinion of management, do not involve more than the normal risk of collectibility. These loans totaled $1,841,569 and $2,210,414 at December 31, 1996 and 1995, respectively.

     Activity in loans to executive officers and directors is summarized as follows:

     Balance at December 31, 1995..........  $ 2,210,414
     New loans or advances.................      695,096
     Acquisition of Texas Heritage.........       98,242
     Loans outstanding to former officers..      (79,712)
     Repayments............................   (1,082,471)
                                             -----------
     Balance at December 31, 1996..........  $ 1,841,569
                                             ===========

     Activity in the allowance for losses is summarized as follows:

                                                                       1996          1995           1994
                                                                   ------------  -------------  ------------
   Balance at beginning of year..................................  $ 5,095,856     $3,470,908   $ 3,190,355
   Allowance from purchase acquisitions..........................      850,893      1,378,050            --
   Provision charged to expense..................................      660,000        367,153       300,000
   Recoveries....................................................           --          1,575            --
   Charge-offs...................................................      (78,148)      (121,830)      (19,447)
                                                                   -----------     ----------   -----------
   Balance at end of year........................................  $ 6,528,601     $5,095,856   $ 3,470,908
                                                                   ===========     ==========   ===========

(7)  INVESTMENT IN REAL ESTATE, NET

     Investment in real estate is summarized as follows:


                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                       1996           1995
                                                                   -----------     ----------
   Real estate acquired for development and sale.................  $        --     $2,112,389
   Real estate acquired through foreclosure......................    4,894,051      3,942,093
                                                                   -----------     ----------
                                                                     4,894,051      6,054,482
   Less allowance for losses.....................................      433,849      1,372,510
                                                                   -----------     ----------
                                                                    $4,460,202     $4,681,972
                                                                    ==========     ==========


     Activity in the allowance for losses is summarized as follows:

                                                                      REAL          REAL
                                                                     ESTATE         ESTATE
                                                                    ACQUIRED       ACQUIRED
                                                                     FOR DE-       THROUGH
                                                                    VELOPMENT       FORE-
                                                                    AND SALE       CLOSURE         TOTAL
                                                                   -----------   ------------   -----------
    Balance at December 31, 1993.................................  $ 1,300,196     $  456,715   $ 1,756,911
    Charge-offs..................................................     (200,000)        (1,925)     (201,925)
                                                                   -----------     ----------   -----------
    Balance at December 31, 1994.................................    1,100,196        454,790     1,554,986
    Acquisition of First Federal.................................       33,148         52,366        85,514
    Charge-offs..................................................      (33,148)      (234,842)     (267,990)
                                                                   -----------     ----------   -----------
    Balance at December 31, 1995.................................    1,100,196        272,314     1,372,510
    Provision....................................................            -        200,000       200,000
    Charge-offs..................................................   (1,100,196)       (59,904)   (1,160,100)
    Acquisition of Texas Heritage................................           --         21,439        21,439
                                                                   -----------     ----------   -----------
    Balance at December 31, 1996.................................  $        --     $  433,849   $   433,849
                                                                   ===========     ==========   ===========

     The results of real estate operations are summarized as follows:

                                                                   1996          1995         1994
                                                               ------------  ------------  -----------
  Gain from sales of real estate, net........................  $   878,315    $   629,974  $  212,896
  Provision for losses on real estate........................     (200,000)            --          --
  Operating income (expense), net............................     (225,214)       135,277    (114,555)
                                                               -----------    -----------  ----------
                                                               $   453,101    $   765,251  $   98,341
                                                               ===========    ===========  ===========

(8)  OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:


                                                                      DECEMBER 31,
                                                               --------------------------
                                                                   1996           1995
                                                               -----------    -----------
  Land.......................................................  $ 2,066,270    $ 2,066,270
  Office buildings...........................................    5,998,551      5,286,837
  Leasehold improvements.....................................    1,033,208        531,579
  Furniture and equipment....................................    5,544,356      4,355,519
                                                               -----------    -----------
                                                                14,642,385     12,240,205
  Less accumulated depreciation and amortization.............    4,974,534      4,255,717
                                                               -----------    -----------
                                                               $ 9,667,851    $ 7,984,488
                                                               ===========    ===========

     Depreciation and amortization expense totaled $866,889, $707,323, and $590,138 for the years ended December 31, 1996, 1995, and 1994, respectively.

     The Company leases certain of its facilities and equipment under noncancelable operating leases. These leases expire at various dates and contain options for renewal. The future minimum rental obligations under the terms of the leases are summarized as follows:

Year ending December 31:
 1997....................................        $356,068
 1998....................................         357,069
 1999....................................         199,893
 2000....................................         161,878
 2001....................................          76,104
Thereafter...............................         138,477
                                               ----------
                                               $1,289,489
                                               ==========

     Net rent expense for all operating leases totaled $270,299, $209,391, and $284,821 for the years ended December 31, 1996, 1995, and 1994, respectively.

(9)  ACCRUED INCOME AND OTHER ASSETS

     Accrued income and other assets are summarized as follows:

                                                                       DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1995
                                                              -------------  ------------
  Accrued interest:
    Loans receivable..........................                $  6,349,988   $ 5,478,683
    Mortgage-backed securities................                     565,724     1,163,394
    Investment securities.....................                     720,930       981,039
    Interest rate cap agreements..............                      44,696       257,673
                                                              ------------   ------------
                                                                 7,681,338     7,880,789
  Accounts receivable.........................                     321,878       121,170
  Interest rate cap premiums..................                      10,639       195,240
  Other.......................................                     406,721       800,305
                                                              ------------   ------------
                                                              $  8,420,576   $ 8,997,504
                                                              ============   ============


(10) SAVINGS DEPOSITS

     Savings deposits are summarized as follows:



                                                                     DECEMBER 31,
                                                ---------------------------------------------------
                                                            1996                     1995
                                                --------------------------   ----------------------
                                                                WEIGHTED                   WEIGHTED
                                                                AVERAGE                    AVERAGE
                                                                INTEREST                   INTEREST
                                                   AMOUNT         RATE          AMOUNT       RATE
                                                ------------  ------------   ------------  --------
   NOW........................................  $ 51,038,104     1.85%       $ 47,079,937      2.11%
   Money market...............................   108,955,371     4.12          93,541,180      3.97
   Passbook and statement savings.............    48,360,266     2.43          50,201,267      2.58
                                                ------------                 ------------
                                                 208,353,741     3.17         190,822,384      3.14
   Certificates of deposit....................   738,714,931     5.67         679,356,317      5.87
                                                ------------                 ------------
     Total savings deposits...................  $947,068,672     5.12%       $870,178,701      5.27%
                                                ============     =====       ============      =====

     Deposits of $100,000 or more totaled approximately $106,670,000 and $86,065,000 at December 31, 1996 and 1995, respectively.

     Certificates of deposit, by rate, are summarized as follows:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------
  2.00-2.99%......................................$    305,115   $    417,088
  3.00-3.99%......................................      80,114      3,070,685
  4.00-4.99%......................................  41,092,223     63,330,589
  5.00-5.99%...................................... 581,080,551    342,498,721
  6.00-6.99%...................................... 100,319,367    245,158,333
  7.00-7.99%......................................  15,585,135     23,309,120
  8.00-8.99%......................................     252,426      1,428,666
  9.00-9.99%......................................          --        143,115
                                                  ------------   ------------
                                                  $738,714,931   $679,356,317
                                                  ============   ============

     The scheduled maturities of the certificates of deposit are summarized as follows:


                                                        DECEMBER 31, 1996
                                                    -------------------------
                                                                    PERCENT
                                                      AMOUNT        OF TOTAL
                                                    ------------   ----------
  Within one year................................   $516,438,403      69.9%
  Second year....................................    147,207,224      19.9%
  Third year.....................................     42,142,180       5.7%
  Fourth year....................................     21,375,529       2.9%
  Fifth year.....................................      8,847,179       1.2%
  Thereafter.....................................      2,704,416        .4%
                                                    ------------   --------
                                                    $738,714,931     100.0%
                                                    ============   ========

Interest expense on savings deposits by type is summarized as follows:


                                                                  1996            1995        1994
                                                                -----------    -----------  -----------
  NOW........................................................   $   974,885    $   741,819  $   378,383
  Money market...............................................     3,877,708      3,501,849    2,858,339
  Passbook and statement savings.............................     1,209,597      1,277,893      991,354
  Certificates of deposit....................................    38,303,458     31,473,566   12,573,160
                                                                -----------    -----------  -----------
                                                                $44,365,648    $36,995,127  $16,801,236
                                                                ===========    ===========  ===========

(11)  BORROWED MONEY

     Borrowed money is summarized as follows:


                                                         DECEMBER 31,
                                     -----------------------------------------------------
                                                  1996                       1995
                                     ---------------------------  ------------------------
                                                     WEIGHTED                    WEIGHTED
                                                      AVERAGE                     AVERAGE
                                                     INTEREST                    INTEREST
                                        AMOUNT         RATE          AMOUNT        RATE
                                     ------------  -------------  -------------  ---------
Lines of credit with Federal Home
 Loan Banks........................  $27,490,486      6.11%       $ 20,682,875       5.92%
                                     -----------                  ------------
Advances from Federal Home Loan
 Banks due:
  1996.............................           --                   130,500,000       5.77
  1997.............................   30,000,000      5.81          20,000,000       5.85
  1998.............................   20,770,491      6.16                  --         --
  1999.............................   15,646,366      6.05                  --         --
  2015.............................      344,484      6.92                  --         --
                                     -----------                  ------------
                                      66,761,341      5.98         150,500,000       5.78
Commercial bank debt due in 1998...    3,430,300      9.15           3,779,081       8.15
                                     -----------                  ------------
                                     $97,682,127      6.13%       $174,961,956       5.84%
                                     ===========    ===========   ============       =====


     At December 31, 1996, the total unused lines of credit with the Federal Home Loan Banks totaled $38.5 million. The terms of the agreements call for interest rates that vary daily. These borrowings averaged $17.4 million, $30.8 million, and $28.4 million during the years ended December 31, 1996, 1995, and 1994, respectively. The maximum amount outstanding at any month-end during 1996, 1995, and 1994 was $29.2 million, $55.2 million, and $62.8 million, respectively.

     Advances from Federal Home Loan Banks averaged $116.8 million, $183.1 million, and $174.8 million during 1996, 1995, and 1994, respectively. The maximum amount outstanding at any month-end was $150.5 million, $212.9 million, and $205.0 million for the years ended December 31, 1996, 1995, and 1994, respectively.

     Certain advances totaling $56.8 million and a line of credit for $15.5 million were collateralized by blanket liens on first mortgage loans. The remaining advance from the Federal Home Loan Banks for $10.0 million, and a line of credit totaling $12.0 million, were collateralized by mortgage-backed securities having an amortized cost (including accrued interest) of approximately $79.6 million and a fair value of approximately $81.5 million at December 31, 1996.

     At December 31, 1995 and during 1996, there were no securities sold under agreements to repurchase. Securities sold under agreements to repurchase averaged $20.0 million and $27.3 million during 1995 and 1994, respectively. The maximum amount outstanding at any month-end during 1995 and 1994 was $24.5 million and $34.6 million, respectively.

     The commercial bank debt is collateralized by Jefferson Savings stock. The debt matures on May 31, 1998 and requires annual principal payments of $314,923 and quarterly interest payments.

     Interest expense on borrowed money, by type, is summarized as follows:

                                           1996          1995         1994
                                       ------------  ------------  ----------
Lines of credit with the FHLBs.......  $   813,911   $ 1,761,931   $1,300,974
Advances from FHLBs..................    6,878,467    11,082,926    8,120,616
Securities sold under agreements
 to repurchase.......................           --     1,310,598    1,173,029
Interest on federal funds purchased..       11,083            --           --
Interest rate cap agreements, net....     (183,947)     (985,055)      74,066
Interest on commercial bank debt.....      272,692       132,029           --
                                       -----------   -----------   ----------
                                       $ 7,792,206   $13,302,429   $10,668,685
                                       ===========   ===========   ===========

(12)  INTEREST RATE CAP AGREEMENTS

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on short-term borrowings. Such agreements involve a certain amount of credit risk in that a counterparty to an agreement may default. The amounts potentially subject to credit risk are the future cash flows under the agreements and not the notional principal amounts. These agreements, entered into during 1994, provide for payments to the Company on a quarterly basis to the extent the 90-day LIBOR rises above 4.25% on a notional principal amount of $20 million. The Company's interest rate cap agreements at December 31, 1996 are scheduled to mature during 1997.

(13)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities are summarized as follows:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       1996         1995
                                                    -----------  -----------
Accrued interest payable:
 Savings deposits.................................  $   428,358  $   407,438
 Borrowed money...................................       56,110      228,854
                                                    -----------  -----------
                                                        484,468      636,292
Accounts payable for check fundings, net..........    3,930,808    8,784,961
Income taxes payable..............................      645,241      425,841
Accrued compensation expense......................    1,151,648      956,325
Accounts payable..................................      783,453      871,252
Unremitted payments on loans serviced for others..      689,186      533,918
Unearned profit on real estate sales..............      147,925      270,957
Other.............................................    1,368,210    1,021,267
                                                    -----------  -----------
                                                    $ 9,200,939  $13,500,813
                                                    ===========  ===========


(14)  INCOME TAXES

     Prior to 1996, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax. The Company used the percentage of taxable income method for 1994 and 1995 in determining the bad debt deduction for tax purposes.

     The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Internal Revenue Code ("IRC"). On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was signed into law. This Act included the repeal of Section 593 effective for tax years beginning after December 31, 1995. As a result, thrift institutions are no longer allowed a percentage method bad debt deduction. The repeal on the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 ('base year reserve"). The recapture will generally be taken into income ratably over six tax years. However, if the Company meets a residential loan requirement for tax years beginning in 1996 and 1997, recapture of the reserve can be deferred until the tax year beginning in 1998. At December 31, 1996, the Company had bad debts deducted for tax purposes in excess of the base year reserve of approximately $3.6 million. The Company has recognized a deferred income tax liability for this amount.

     Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 1996, retained earnings included approximately $19.5 million of base year reserves, for which no deferred federal income tax liability has been recognized.

     Income tax expense is summarized as follows:

                                   1996         1995         1994
                                -----------  -----------  ----------
Current expense:
 Federal......................  $2,070,355   $3,580,000   $2,068,900
 State........................     161,845       86,000      335,000
Deferred - federal and state..    (250,000)    (130,000)     868,100
                                ----------   ----------   ----------
                                $1,982,200   $3,536,000   $3,272,000
                                ==========   ==========   ==========

     The reasons for the difference between expected income tax expense, computed at the statutory federal income tax rate, and actual income tax expense is summarized as follows:

                                      1996                   1995                     1994
                           ------------------------  ------------------------  ---------------------
                             AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT     PERCENT
                           -----------  -----------  -----------  -----------  -----------  --------
Computed "expected"
 income tax expense......  $1,631,455       34.0%    $3,367,872       34.0%    $2,935,699      34.0%
Items affecting federal
 income tax rate:
  Goodwill amortization..     347,698        7.2        171,252        1.7             --        --
  State tax, net of
   federal benefit.......      97,078        2.0         40,129         .4        292,129       3.4
  Municipal interest.....     (53,214)      (1.1)       (56,211)       (.5)       (52,531)      (.6)
Other, net...............     (40,817)       (.8)        12,958         .1         96,703       1.1
                           ----------     ------     ----------      -----     ----------      ----
                           $1,982,200       41.3%    $3,536,000       35.7%    $3,272,000      37.9%
                           ==========     ======     ==========      =====     ==========      ====

     The significant components of deferred income tax expense attributable to income from operations are only the tax effects of changes in the Company's temporary differences as there have been no changes in the tax laws or rates. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1996          1995
                                                              ------------  ------------
Deferred tax assets:
 Loss reserves on real estate acquired for development
 and sale, not deductible for tax reporting.................  $        --   $   408,000
 Book provision for loan loss in excess of tax..............    2,323,000     1,838,000
 Deferred profit on real estate sold........................       47,000        60,000
 Deferred compensation and stock bonus awards...............      332,000       334,000
 Unrealized loss on securities available for sale...........           --       465,000
 Other......................................................       87,000        28,000
                                                              -----------   -----------
   Total gross deferred tax assets..........................    2,789,000     3,133,000
                                                              -----------   -----------
Deferred tax liabilities:
 Deferred loan costs, net...................................     (593,000)     (700,000)
 Office properties and equipment, principally due to
 differences in depreciation................................     (337,000)     (337,000)
 FHLB stock dividends, principally due to deferral of
 income for tax reporting...................................     (772,000)     (708,000)
 Installment sales of real estate acquired for development
 and sale...................................................     (780,000)     (847,000)
 Purchase accounting adjustments............................     (179,000)     (202,000)
 Tax bad debt deductions in excess of base year amount......   (1,332,000)   (1,290,000)
 Unrealized gain on securities available for sale...........      (34,000)           --
 Other......................................................      (86,000)     (210,000)
                                                              -----------   -----------
   Total gross deferred tax liabilities                        (4,113,000)   (4,294,000)
                                                              -----------   -----------
   Net deferred tax liability...............................  $(1,324,000)  $(1,161,000)
                                                              ===========   ===========

(15) BENEFIT PLANS

     The Company sponsors a thrift savings plan qualifying under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees with one year of service. Participants may designate up to 10% of their annual compensation as their contribution to the plan. Under the plan, contributions by employees of up to 3% of their annual compensation are partially matched by the Company. Matching contributions by the Company totaled approximately $129,000, $65,000, and $56,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     The Company has a tax-qualified employee stock ownership plan which covers substantially all employees who have attained the age of 21 and completed one year of service. All shares were purchased by the ESOP using funds loaned by the Company and are held in a suspense account for allocation among the participants as the loans are repaid with level principal payments over 10 and 12 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. Dividends received by the ESOP on allocated shares are used to release additional shares.

     The cost of shares held by the ESOP are recorded in the consolidated financial statements through a charge to a contra equity account for the unearned shares. The contra equity account is reduced as shares are committed to be released to the participants. For ESOP shares committed to be released to compensate employees, the Company recognizes compensation expense equal to the fair value of shares committed to be released. Compensation expense was $1,437,072, $785,930, and $579,559 for the years ended December 31, 1996, 1995, and 1994, respectively.

     The ESOP shares as of December 31, 1996 were as follows:

          Allocated shares.........................        164,212
          Unearned shares..........................        382,538
                                                        ----------
                     Total ESOP shares.............        546,750
                                                        ==========
          Fair value of unearned shares
            at December 31, 1996...................     $9,945,988
                                                        ==========


     The Company has management recognition plans ("MRPs") to reward and retain personnel of experience and ability in key positions of responsibility. The MRPs hold 171,924 shares of the Company's common stock which were contributed by the Company. 164,500 of such shares have been granted in the form of restricted stock to eligible employees and are paid to such employees under vesting schedules ranging from three to five years. The unearned shares held by the MRPs are recorded in the consolidated financial statements as a charge to a contra equity account. The contra equity account is amortized to expense over the period of vesting. The related pretax expense was $256,578, $401,158, and $401,158 for the years ended December 31, 1996, 1995, and 1994, respectively.
No MRP shares were awarded during the years ended December 31, 1996, 1995, or 1994. As such, the SFAS No. 123 disclosure requirements of the proforma effects of the fair value based method of accounting for shares granted is not applicable.

     The Company has a retirement plan for its non-employee directors who retired from the Company's Board of Directors at or after age 70 in accordance with its Bylaws. Such a director will receive, on each of the three anniversary dates of his retirement, an amount equal to 50% of the directors' fees which he received from the Company during the calendar year preceding his retirement. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered directors. The related pretax expense was approximately $39,400 per year for the years ended December 31, 1996, 1995, and 1994.

     During 1993, the Company entered into a supplemental retirement agreement ("SRA") with the Company's Chief Executive Officer. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered executive. The related pretax expense was approximately $150,900 per year for the years ended December 31, 1996, 1995, and 1994.

(16)  STOCK OPTION PLAN

     The Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan") provides for the granting, to directors and key employees of the Company and its subsidiaries, of options to purchase up to 429,812 shares of common stock of the Company over a period of 10 years at a price not less than the market value of the shares at the date the options were granted. The Plan provides for the granting of options which either qualify or do not qualify as Incentive Stock Options as defined by Section 422 of the Internal Revenue Code of 1986, as amended. As of December 31, 1996, there were 77,428 options available for grant. A summary of stock options outstanding at December 31, 1996 follows:


 YEAR                                                OPTIONS      OPTIONS        REMAINING      EXERCISE
GRANTED                                            OUTSTANDING  EXERCISABLE  CONTRACTUAL LIFE    PRICE
-------                                            -----------  -----------  ----------------   ---------
 1993                                                  333,337      288,743        6.27 years     $10.00
 1995                                                      386           77        8.13 years      16.37
 1996                                                      772           --        9.12 years      25.75
                                                       -------      -------
 Total                                                 334,495      288,820
                                                       =======      =======
 Weighted average                                                                  6.28 years      10.04



     Changes in options outstanding were as follows:


                                                                           WEIGHTED
                                                        NUMBER OF          AVERAGE
                                                         SHARES             PRICE
                                                       ----------        ------------
   Balance at December 31, 1993..................       358,092             $10.00
   Granted.......................................            --
   Exercised.....................................        (1,426)             10.00
   Forfeited.....................................        (5,708)             10.00
                                                        -------
   Balance at December 31, 1994..................       350,958              10.00
   Granted.......................................           386              16.37
   Exercised.....................................        (8,000)             10.00
   Forfeited.....................................        (1,158)             10.00
                                                        -------
   Balance at December 31, 1995..................       342,186              10.01
   Granted.......................................           772              25.75
   Exercised.....................................        (8,463)             10.00
   Forfeited.....................................            --
                                                        -------
   Balance at December 31, 1996..................       334,495              10.04
                                                        =======             ======

     No amounts have been charged to expense in connection with this plan.

     Disclosure of the fair value based method of accounting for stock options granted during the years ended December 31, 1996 and 1995 as required by SFAS No. 123 is not presented due to the immaterial effects of stock options granted.

(17)  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     During 1996 the Company adopted a Dividend Reinvestment and Stock Purchase Plan which allows stockholders to reinvest dividends and/or purchase additional shares of the Company's common stock without payment of any brokerage commission or service charge. If the shares are purchased in the market or in private transactions, the price of shares purchased will be the actual purchase price, exclusive of brokerage commissions and expenses. If the shares are purchased directly from the Company, the purchase price will equal the average of the high and low trade prices for shares of the Company's common stock as reported on the Nasdaq Stock Market, reduced by a discount of 2%.

(18)  STOCKHOLDER PROTECTION RIGHTS

     On August 17, 1994, the Company adopted a stockholder protection rights plan (the "Plan") designed to protect stockholders from coercive or unfair takeover tactics by a hostile acquirer seeking to gain control of the Company without offering a fair price to all its stockholders.

     Under the Plan, each stockholder of record on September 7, 1994 received a dividend distribution of one Right for each outstanding share of common stock. Each Right entitles the holder to buy one unit of a new series of Junior Participating Preferred Stock, Series E at an exercise price of $60 per unit. In the event that a person or group acquires 19.9% or more of the Company's outstanding common stock, each Right will entitle the holder to purchase the number of shares of common stock of the Company having a value of twice the Right's exercise price.

     The Rights will expire on August 17, 2004 and will thereafter have no value. The Rights are redeemable by the Board of Directors at a redemption price of $0.01 per Right at any time prior to expiration.

(19)  COMMITMENTS AND CONTINGENCIES

     As of December 31, 1996, the Company had outstanding commitments to originate adjustable and fixed rate mortgage loans and home equity loans totaling approximately $12.3 million, $15.1 million, and $1.0 million, respectively; to purchase adjustable rate mortgage loans totaling approximately $1.9 million; and to sell fixed rate mortgage loans totaling approximately $5.2 million. In addition, the Company had unused equity lines of credit totaling $43.7 million. Commitments to originate loans are extended for periods up to 60 days. Commitments outstanding at December 31, 1996, to originate fixed rate mortgage loans were issued from 7.375% to 11.25%. Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The amount of credit risk in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the loan when originated. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

     The Company is involved in various litigation in the ordinary course of business. In the opinion of management and the Company's counsel, at the present time, disposition of the suits and claims will not have a material effect on the Company's financial position.

(20)  LIQUIDATION ACCOUNT

     On April 8, 1993, the Association converted from a mutual savings association to a capital stock savings association. At the time of conversion, the Association established a liquidation account in an amount equal to the regulatory capital of the Association as of September 30, 1992 (the date of the most recent balance sheet included in the offering circular related to the Conversion). The liquidation account is maintained for the benefit of any person with a deposit account of $50 or more in the Association on March 31, 1992 ("Eligible Depositor") who continues to maintain their deposits in the Association after that date. In the event of a complete liquidation of the

Association, each Eligible Depositor will be entitled to an interest in the liquidation account in the proportionate amount of the then current adjusted balance of deposits held before any liquidation distribution may be made with respect to the stockholders. The balance attributable to the liquidation account is decreased by a proportionate amount as each account holder closes an account or reduces the balance in such account as of any subsequent fiscal year-end. The liquidation account at December 31, 1996 was approximately $13.9 million. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Company, except that the Company may not declare or pay a cash dividend on, or repurchase any of, its capital stock, if the effect of such dividend or repurchase would be to cause the Association's retained earnings to be reduced below the aggregate amount then required for the liquidation account.

(21)  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                           DECEMBER 31,
                                          ----------------------------------------------
                                                   1996                  1995
                                          ----------------------  ----------------------
                                                      ESTIMATED               ESTIMATED
                                           CARRYING      FAIR      CARRYING      FAIR
                                            VALUE       VALUE       VALUE       VALUE
                                          ----------  ----------  ----------  ----------
                                                          (IN THOUSANDS)
Financial assets:
 Cash and cash equivalents..............  $   18,890  $   18,890  $   20,691  $   20,691
 Investment securities..................      85,702      85,702      48,590      48,590
 Mortgage-backed securities.............      95,203      95,203     232,883     232,883
 Loans receivable.......................     885,405     898,707     788,085     794,996
 Stock in Federal Home Loan Banks.......      15,769      15,769      16,520      16,520
 Interest rate cap agreements...........          11          20         195       2,559
 Accrued interest receivable............       7,681       7,681       7,881       7,881
                                          ----------  ----------  ----------  ----------
                                          $1,108,661  $1,121,972  $1,114,845  $1,124,120
                                          ==========  ==========  ==========  ==========

Financial liabilities:
 Savings deposits:
  Passbook and statement savings, NOW,
   and money market accounts............  $  208,354  $  208,354  $  190,822  $  190,822
  Certificates of deposit...............     738,715     742,171     679,356     683,645
 Borrowed money.........................      97,682      97,543     174,962     175,022
 Accrued interest payable...............         484         484         636         636
                                          ----------  ----------  ----------  ----------
                                          $1,045,235  $1,045,548  $1,045,776  $1,050,125
                                          ==========  ==========  ==========  ==========

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument listed above:

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, interest-bearing deposits, and federal funds sold. The carrying value is considered a reasonable estimate of fair value of these financial instruments due to their short-term nature.

INVESTMENT SECURITIES

     Fair values are based on quoted market prices or dealer quotes.

MORTGAGE-BACKED SECURITIES

     Fair values are based on quoted market prices or dealer quotes.

LOANS RECEIVABLE

     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential real estate, commercial real estate, construction, and other non-real estate. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

     The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturities is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

     Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

STOCK IN FEDERAL HOME LOAN BANKS

     Stock in Federal Home Loan Banks is valued at cost, which represents redemption value and approximates fair value.

INTEREST RATE CAP AGREEMENTS

     Fair values are based on quoted market prices or dealer quotes.

SAVINGS DEPOSITS

     The fair value of savings deposits with no stated maturity, such as passbook, NOW, and money market accounts, is equal to the amount payable on demand.

     The fair value of certificates of deposit, all of which have stated maturities, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWED MONEY

     The fair value of borrowed money is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for similar borrowings.

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE

     The carrying value is considered a reasonable estimate of fair value of these financial instruments due to their short-term nature.

(22)  PARENT COMPANY FINANCIAL INFORMATION

     The following are condensed balance sheets as of December 31, 1996 and 1995 and condensed statements of income and cash flows for the years ended December 31, 1996, 1995, and 1994 for Jefferson Savings Bancorp, Inc. (parent company only):

                                                        (IN THOUSANDS)
                CONDENSED BALANCE SHEETS                1996       1995
                -------------------------             --------   -------
 Assets:
  Investment in subsidiaries......................    $ 88,951   $77,914
  Advances to subsidiaries........................       4,393     5,050
  Investment in real estate, net..................          --       918
  Other assets....................................         274     1,183
                                                      --------   -------
                                                      $ 93,618   $85,065
                                                      ========   =======
 Liabilities and stockholders' equity:
  Commercial bank debt............................       3,430     3,779
  Other liabilities...............................         269     1,035
  Stockholders' equity............................      89,919    80,251
                                                      --------   -------
                                                      $ 93,618   $85,065
                                                      ========   =======



                                                            (IN THOUSANDS)
      CONDENSED STATEMENTS OF INCOME                   1996       1995      1994
      ------------------------------                  -------   --------   -------
Interest income...................................    $   812   $    894   $ 1,274
Interest expense..................................        273        132        --
Dividends from subsidiaries.......................      5,147     39,064       918
Gain on real estate operations....................        319        150       110
                                                      -------   --------   -------
                                                        6,005     39,976     2,302
Operating expenses................................        761        459       343
                                                      -------   --------   -------
   Income before income taxes and equity
   in undistributed earnings of subsidiaries......      5,244     39,517     1,959
Income tax expense................................        129        160       386
                                                      -------   --------   -------
   Income before undistributed earnings
   of subsidiaries................................      5,115     39,357     1,573
Equity in undistributed earnings of subsidiaries..     (2,299)   (32,987)    3,789
                                                      -------   --------   -------
   Net income.....................................    $ 2,816   $  6,370   $ 5,362
                                                      =======   ========   =======



                                                                (IN THOUSANDS)
        CONDENSED STATEMENTS OF CASH FLOWS                 1996      1995       1994
        ----------------------------------               --------  ---------  --------
   Operating activities:
      Net income.......................................  $ 2,816   $  6,370   $ 5,362
      Net income of subsidiaries.......................   (2,848)    (6,077)   (4,707)
      Dividends from subsidiaries......................    5,147     39,064       918
      Other, net.......................................    1,551      1,857      (719)
                                                         -------   --------   -------
            Net cash provided by operating activities..    6,666     41,214       854
                                                         -------   --------   -------
   Investing activities:
      Advances to subsidiaries.........................   (1,343)    10,504       661
      Proceeds from sale of real estate................    1,237        183        --
      Cash paid for acquisitions.......................   (5,147)   (51,981)       --
                                                         -------   --------   -------
            Net cash provided by (used in) investing
                activities.............................   (5,253)   (41,294)      661
                                                         -------   --------   -------
   Financing activities:
      Dividends paid...................................   (1,197)        --        --
      Change in borrowed money.........................     (349)     3,779        --
      Purchase of ESOP shares..........................       --     (3,779)       --
      Proceeds from stock options exercised............       84         80        14
      Proceeds from dividend reinvestment and
        stock purchase plan............................       49         --        --
      Purchase of treasury stock.......................       --         --    (1,529)
                                                         -------   --------   -------
            Net cash provided by (used in)
                financing activities...................   (1,413)        80    (1,515)
                                                         -------   --------   -------
            Net change in cash and cash equivalents....       --         --        --
   Cash and cash equivalents at beginning of year......       --         --        --
                                                         -------   --------   -------
   Cash and cash equivalents at end of year............  $    --   $     --   $    --
                                                         =======   ========   =======

   Supplemental disclosures of cash flow information:
      Stock issued for acquisitions....................  $ 5,155   $     --   $    --
                                                         =======   ========   =======

QUARTERLY OPERATING DATA


1996                                                          1ST QTR.    2ND QTR.     3RD QTR.    4TH  QTR.
                                                             ----------  ----------   ----------   ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income...............................     $20,510     $20,156      $20,770      $20,254
Interest expense...........................................      13,477      13,063       13,100       12,518
                                                                -------     -------      -------      -------
    Net interest income....................................       7,033       7,093        7,670        7,736
Provision for losses on loans..............................         165         165          165          165
                                                                -------     -------      -------      -------
     Net interest income after
      provision for losses on loans........................       6,868       6,928        7,505        7,571
                                                                -------     -------      -------      -------
Noninterest income:
  Gain (loss) on sales of mortgage-backed securities, net..         508         127       (1,931)          --
  Gain on sales of loans, net..............................         149          72           79           74
  Gain on real estate operations, net......................         368          48            3           34
  Other....................................................         582         433          399          173
                                                                -------     -------      -------      -------
     Total noninterest income..............................       1,607         680       (1,450)         281
                                                                -------     -------      -------      -------
Noninterest expense:
  General and administrative...............................       4,980       4,708        4,370        4,512
  SAIF special assessment..................................          --          --        5,599           --
  Amortization of excess cost over
   fair value of net assets acquired.......................         250         250          261          262
                                                                -------     -------      -------      -------
     Total noninterest expense.............................       5,230       4,958       10,230        4,774
                                                                -------     -------      -------      -------
     Income (loss) before income taxes.....................       3,245       2,650       (4,175)       3,078
Income tax expense (benefit)...............................       1,255       1,033       (1,338)       1,032
                                                                -------     -------      -------      -------
     Net income (loss).....................................     $ 1,990     $ 1,617      $(2,837)     $ 2,046
                                                                =======     =======      =======      =======
Earnings (loss) per share..................................        $.50        $.41        $(.72)        $.51
                                                                =======     =======      =======      =======


1995                                                          1ST QTR.    2ND QTR.     3RD QTR.     4TH QTR.
                                                             ----------  ----------   ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income...............................     $14,282     $16,732      $21,192      $20,838
Interest expense...........................................       9,979      11,733       14,605       13,981
                                                                -------     -------      -------      -------
     Net interest income...................................       4,303       4,999        6,587        6,857
Provision for losses on loans..............................          90          94           83          100
                                                                -------     -------      -------      -------
     Net interest income after
      provision for losses on loans........................       4,213       4,905        6,504        6,757
                                                                -------     -------      -------      -------
Noninterest income:
  Gain on sales of mortgage-backed securities, net.........          --          --           --           --
  Gain on sales of loans receivable, net...................           8          53           70           96
  Gain (loss) on real estate operations, net...............         203         (25)         353          234
  Other....................................................         187         345          482          476
                                                                -------     -------      -------      -------
     Total noninterest income..............................         398         373          905          806
                                                                -------     -------      -------      -------
Noninterest expense:
  General and administrative...............................       2,543       3,116        4,202        4,590
  Amortization of excess cost over
   fair value of net assets acquired.......................          --          --          252          252
                                                                -------     -------      -------      -------
     Total noninterest expense.............................       2,543       3,116        4,454        4,842
                                                                -------     -------      -------      -------
     Income before income taxes............................       2,068       2,162        2,955        2,721
 Income tax expense........................................         766         756        1,121          893
                                                                -------     -------      -------      -------
     Net income............................................     $ 1,302     $ 1,406      $ 1,834      $ 1,828
                                                                =======     =======      =======      =======
 Earnings per share........................................        $.32        $.34         $.47         $.46
                                                                =======     =======      =======      =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Director Compensation" and "Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (B) SECURITY OWNERSHIP OF MANAGEMENT

         Information required by this item is incorporated herein by reference to the sections captioned "Securities Ownership of Management" in the Proxy Statement.

     (C) CHANGES IN CONTROL

         Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.


                                                                                     PAGE IN
                                                                                  SEQUENTIALLY
NO.       DESCRIPTION                                                             NUMBERED COPY
---       -----------                                                             -------------
  3.1     Certificate of Incorporation                                                  *
  3.2     Bylaws                                                                        **
  4.1     Specimen Stock Certificate                                                    ***
  4.2     Rights Agreement, dated August 17, 1994, between Jefferson Savings
          Bancorp, Inc. and Boatmen's Trust Company                                     ****
 10.1+    Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan          *
 10.2+    Jefferson Savings Bancorp, Inc. Management Recognition Plan "A"               *
 10.3+    Jefferson Savings Bancorp, Inc. Management Recognition Plan "B"               *
 10.4+    Jefferson Savings Bancorp, Inc. Management Recognition Plan "C"               *
 10.5+    Jefferson Savings Bancorp, Inc. Management Recognition Plan "D"               *
 10.6+    Jefferson Savings Bancorp, Inc. Directors' Retirement Plan                    *****
 10.7+    Employment Agreement between Jefferson Savings Bancorp,
          Inc., Jefferson Savings and Loan Association and David V. McCay               *
 10.8+    Supplemental Retirement Agreement between Jefferson
          Savings and Loan Association and David V. McCay                               *
 10.9+    Form of Director's Deferred Compensation Agreement                            *
 10.10+   Jefferson Savings and Loan Association Bonus Plan                             *
 21       Subsidiaries of the Registrant
 23       Consent of Independent Auditors
 27       Financial Data Schedule (EDGAR only)

-------------------
(+) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
* Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324)
** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1995
*** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466)
**** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994.
***** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993 (File No. 33-56324)

     (B)  REPORTS ON FORM 8-K.  On October 25, 1996, the Registrant filed a
          -------------------
current report on Form 8-K to report its third quarter earnings under Item 5. No financial statements were filed under Item 7 of this report.

     (C)  EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
          --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (D)  FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.
          --------------------------------------------------------------
There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JEFFERSON SAVINGS BANCORP, INC.

March 28, 1997                       By: /s/ David V. McCay
                                         --------------------------------------
                                         David V. McCay
                                         Chairman of the Board, President
                                         and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    /s/ David V. McCay                              March 28, 1997
       -----------------------------------
       David V. McCay
       Chairman of the Board, President and
       Chief Executive Officer
       (Principal Executive Officer)

By:    /s/ Gary G. Honerkamp                           March 28, 1997
       -----------------------------------
       Gary G. Honerkamp
       Senior Vice President and Secretary

By:    /s/ Paul J. Milano                               March 28, 1997
       ------------------------------------
       Paul J. Milano
       Senior Vice President, Treasurer, Chief
       Financial Officer and Senior Accounting Officer
       (Principal Financial and Accounting Officer)

By:    /s/ Frank C. Bick                                March 28, 1997
       -------------------------------------
       Frank C. Bick
       Director

By:    /s/ William W. Canfield                          March 28, 1997
       -------------------------------------
       William W. Canfield
       Director

By:    /s/ Lloyd D. Doerflinger, Jr.                    March 28, 1997
       -------------------------------------
       Lloyd D. Doerflinger, Jr.
       Director

By:
       -------------------------------------
       Forrest W. Miller, Jr.
       Director

By:
       -------------------------------------
       Edward G. Throop
       Director