Form 10-Q
period 1997-03-31
JEFFERSON SAVINGS BANCORP INC
filed 1997-05-15
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997
OR

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

Registrant's telephone number, including area code:(314) 227-3000
                                                   --------------

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

      Class                         Outstanding at April 30, 1997
-----------------------------------------------------------------
Common Stock, Par Value $.01               4,971,257 shares

                       JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                              INDEX to Form 10-Q
                                                            PAGE
                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                -  Consolidated Balance Sheets                  3

                -  Consolidated Statements of Income            4

                -  Consolidated Statement of Stockholders'
                   Equity                                       5

                -  Consolidated Statements of Cash Flows        6

                -  Notes to Consolidated Financial Statements   7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations   9


PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                             15

        Item 2.  Changes in Securities                         15

        Item 3.  Defaults Upon Senior Securities               15

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                              15

        Item 5.  Other Information                             15

        Item 6.  Exhibits and Reports on Form 8-K              15

        SIGNATURES                                             16

                       JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

                       Consolidated Balance Sheets

                   March 31, 1997 and December 31, 1996

                                (Unaudited)

                                                        March 31,       December 31,
                                                          1997             1996
                                                      ------------      -----------
Cash                                                 $     7,252,222      7,359,389
Interest-bearing deposits                                 10,630,111     11,531,105
Federal funds sold                                        10,470,000      4,815,000
Investment securities available for sale, at
   fair value (amortized cost of $141,840,587
   and $84,838,744 at March 31, 1997 and
   December 31, 1996, respectively)                      141,142,812     85,701,772
Mortgage-backed securities available for sale,
   at fair value (amortized cost of $91,883,202 and
   $95,982,081 at March 31, 1997 and December 31,
   1996, respectively)                                    90,835,631     95,203,312
Loans receivable, net                                    970,120,235    885,405,062
Investment in real estate, net                             4,349,314      4,460,202
Stock in Federal Home Loan Banks                          16,583,300     15,768,700
Office properties and equipment, net                      11,171,541      9,667,851
Excess of cost over fair value of net assets acquired     25,333,706     19,746,106
Accrued income and other assets                            9,039,836      8,420,576
                                                     ---------------  -------------
                                                     $ 1,296,928,708  1,148,079,075
                                                     ===============  =============
        Liabilities and Stockholders' Equity
        ------------------------------------
Savings deposits                                     $ 1,077,949,162    947,068,672
Borrowed money                                            95,821,285     97,682,127
Deferred tax liability                                       334,500      1,324,000
Advance payments by borrowers for taxes
   and insurance                                           6,096,565      2,884,424
Accrued expenses and other liabilities                    10,428,037      9,200,939
                                                     ---------------  -------------
         Total liabilities                             1,190,629,549  1,058,160,162
                                                     ---------------  -------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.01 par value):  Authorized
     5,000,000 shares; none issued                           -              -
   Common stock ($.01 par value):  Authorized
     20,000,000 shares; issued 5,019,566 and
     4,470,049 shares at March 31, 1997 and
     December 31, 1996, respectively                          50,196         44,700
   Additional paid-in capital                             61,286,117     45,771,841
   Retained earnings, subject to certain
     restrictions                                         52,923,511     50,759,048
   Unrealized gain (loss) on assets available for
     sale, net                                            (1,047,344)        50,259
   Unamortized restricted stock awards                      (299,646)      (359,477)
   Unearned ESOP shares                                   (5,836,441)    (5,345,412)
   Treasury stock, at cost: 48,617 shares and
     62,703 shares at March 31, 1997 and
     December 31, 1996, respectively                        (777,234)    (1,002,046)
                                                     ---------------  -------------
         Total stockholders' equity                      106,299,159     89,918,913
                                                     ---------------  -------------
                                                     $ 1,296,928,708  1,148,079,075
                                                     ===============  =============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                         Consolidated Statements of Income

                    Three months ended March 31, 1997 and 1996

                                (Unaudited)

                                                          1997             1996
                                                      ------------      -----------
Interest and dividend income:
   Loans receivable                                  $ 19,039,180       15,792,584
   Mortgage-backed securities                           1,551,507        3,528,805
   Investment securities                                1,631,233          749,005
   Interest-bearing deposits and
     federal funds sold                                   221,984          168,909
   Stock in Federal Home Loan Banks                       267,838          270,678
                                                     ------------       ----------
      Total interest and dividend
         income                                        22,711,742       20,509,981
                                                     ------------       ----------
Interest expense:
   Savings deposits                                    12,406,690       11,225,164
   Borrowed money                                       1,383,347        2,251,714
                                                     ------------       ----------
      Total interest expense                           13,790,037       13,476,878
                                                     ------------       ----------
      Net interest income                               8,921,705        7,033,103
Provision for losses on loans                             306,000          165,000
                                                     ------------       ----------
      Net interest income after
        provision for losses on
        loans                                          8,615,705        6,868,103
                                                     ------------       ----------
Noninterest income:
   Servicing and other loan fees                          224,959          243,137
   Fees for other services to customers                   225,248          127,449
   Gain on sales of mortgage-backed
     securities, net                                            -          507,613
   Gain on sales of loans receivable, net                  57,736          149,346
   Gain on real estate operations, net                     44,144          368,050
   Other                                                  131,340          211,361
                                                     ------------       ----------
      Total noninterest income                            683,427        1,606,956
                                                     ------------       ----------
Noninterest expense:
   General and administrative:
     Compensation and employee benefits                 2,716,513        2,541,691
     Occupancy                                            631,405          533,461
     Advertising                                          146,565          122,769
     Federal insurance premiums                           107,724          503,397
     Legal, examination, and other
       professional fees                                  238,066          385,601
     Other                                                862,036          893,106
                                                     ------------       ----------
      Total general and administrative                  4,702,309        4,980,025
   Amortization of excess cost over fair value
     of net assets acquired                               354,089          250,042
                                                     ------------       ----------
      Total noninterest expense                         5,056,398        5,230,067
                                                     ------------       ----------
      Income before income taxes                        4,242,734        3,244,992
Income tax expense                                      1,622,000        1,254,500
                                                     ------------       ----------
      Net income                                     $  2,620,734        1,990,492
                                                     ============       ==========
Earnings per share                                       $ .59             .50
                                                         =====             ===

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity
                   Three months ended March 31, 1997

                               (Unaudited)

                                                                                     Unrealized
                                        Common Stock       Additional               gain (loss) on
                                    -------------------      paid-in    Retained    assets available
                                    Shares      Dollars      capital    earnings     for sale, net
                                    ------      -------    ----------   --------    ----------------

Balance at December 31, 1996       4,407,346     $44,700   45,771,841   50,759,048          50,259
Net income                             -            -          -         2,620,734           -
Dividends paid ($.10 per share)        -            -          -          (456,271)          -
Stock issued in dividend
  reinvestment and stock
  purchase plan                        1,567          16       45,094         -              -
Amortization of restricted
  stock awards                         -            -          -              -              -
Amortization of ESOP shares            -            -         199,767         -              -
Change in unrealized gain
  (loss) on assets available for
  sale, net                            -            -          -              -        (1,097,603)
Stock issued to acquire
  L&B Financial                      547,950       5,480   15,271,367         -             -
Unearned ESOP shares acquired          -            -          -              -             -
Stock options exercised               14,086        -         (83,952)        -             -
Tax benefit of non-incentive
  stock options exercised              -            -          82,000         -             -
                                   ---------     -------   ----------   ----------     ----------
Balance at March 31, 1997          4,970,949     $50,196   61,286,117   52,923,511     (1,047,344)
                                   =========     =======   ==========   ==========     ==========

                                   Unamortized                                       Total
                                   restricted        Unearned       Treasury     Stockholders'
                                   stock awards    ESOP shares       Stock          equity
                                   ------------    -----------      ------       -------------
Balance at December 31, 1996        (359,477)      (5,345,412)     (1,002,046)     89,918,913
Net income                              -               -               -           2,620,734
Dividends paid ($.10 per share)         -               -               -            (456,271)
Stock issued in dividend
  reinvestment and stock
  purchase plan                         -               -               -              45,110
Amortization of restricted
  stock awards                        59,831            -               -              59,831
Amortization of ESOP shares             -             181,855           -             381,622
Change in unrealized gain
  (loss) on assets available
  for sale, net                         -               -               -          (1,097,603)
Stock issued to acquire
  L&B Financial                         -               -               -          15,276,847
Unearned ESOP shares acquired           -            (672,884)          -            (672,884)
Stock options exercised                 -               -             224,812         140,860
Tax benefit of non-incentive
  stock options exercised               -               -               -              82,000
                                   ---------       ----------    -----------      -----------
Balance at March 31, 1997           (299,646)      (5,836,441)      (777,234)     106,299,159
                                   =========       ==========    ===========      ===========

See accompanying notes to consolidated financial statements.<

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                 Three months ended March 31, 1997 and 1996

                               (Unaudited)

                                                                 1997         1996
                                                           ----------------------------
Cash flows from operating activities:
   Net income                                              $  2,620,734     1,990,492
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                            580,330       833,353
       Provision for losses on loans                            306,000       165,000
       Net gain on sales of assets                             (196,108)   (1,093,051)
       Loans originated for sale                             (2,747,985)   (7,712,475)
       Sale of loans originated for sale                      4,091,550     7,306,906
       Deferred income taxes                                   (732,000)     (426,824)
       Stock dividend from Federal Home Loan Banks              (52,400)      (34,400)
       Other, net                                             2,345,011    (4,792,158)
                                                            -----------  ------------
Net cash provided by (used in) operating activities           6,215,132    (3,763,157)
                                                            -----------  ------------
Cash flows from investing activities:
   Principal repayments on:
     Loans receivable                                        80,501,399    65,290,721
     Mortgage-backed securities                               4,456,090     5,242,901
   Proceeds from maturity of investment securities            4,530,000    17,000,000
   Proceeds from sale of:
     Loans receivable                                         1,042,480    11,471,700
     Mortgage-backed securities available for sale           44,578,236    32,066,566
     Investment securities available for sale                 9,795,192        -
  Cash invested in:
     Loans receivable originated                            (94,760,295)  (74,162,297)
     Loans receivable purchased                              (2,974,300)   (1,640,700)
     Mortgage-backed securities                                  -        (19,851,914)
     Investment securities                                  (58,957,815)   (5,000,000)
   Proceeds from sale of real estate                            920,231     1,661,345
   Cash paid for acquisitions                               (15,266,182)       -
   Cash and cash equivalents from acquisitions                8,296,533        -
   Other, net                                                  (228,983)     (726,143)
                                                            -----------  ------------
Net cash provided by (used in) investing activities         (18,067,414)   31,352,179
                                                            -----------  ------------
Cash flows from financing activities:
   Increase in savings deposits, net                         25,972,038     8,903,484
   Decrease in borrowed money, net                          (11,860,842)  (34,188,750)
   Increase in advance payments by borrowers for
     taxes and insurance                                      2,658,225     2,260,101
   Dividends paid                                              (456,271)     (299,339)
   Other, net                                                   185,971        80,000
                                                            -----------  ------------
Net cash provided by (used in) financing activities          16,499,121   (23,244,504)
                                                            -----------  ------------
Increase in cash and cash equivalents                         4,646,839     4,344,518
Cash and cash equivalents at beginning of period             23,705,494    20,690,764
                                                            -----------  ------------
Cash and cash equivalents at end of period                 $ 28,352,333    25,035,282
                                                            ===========  ============
Supplemental disclosures of cash flow information:
     Interest paid                                         $ 14,176,392    13,460,430
     Income taxes paid                                          119,663       241,384
   Noncash investing activities:
     Stock issued for acquisitions                           15,276,847        -
     Additions to real estate acquired in settlement
       of loans or through foreclosure                          439,025       800,330
     Loans originated to finance the sale of real estate          -            21,850
   Noncash financing activity - interest credited             9,460,385     8,437,166
                                                            ===========  ============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                       March 31, 1997
                       (Unaudited)

(1)  Basis of Presentation
     ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1997 and 1996, respectively.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

(3)  Business Combinations
     ---------------------
On December 30, 1996, the Company completed its acquisition of Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") in exchange for $5.1 million in cash and 223,151 shares of the Company's common stock. Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of $56.0 million and mortgage-backed and investment securities of $7.3 million; Texas Heritage's total deposits were $64.7 million. As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas counties of Dallas, Rockwall and Tarrant. The acquisition, which was funded by common stock, available cash and borrowings, was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of Texas Heritage are included in the Company's results of operations only since
the date of its acquisition.    The excess cost over fair value
of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into First Federal.

The Company's acquisition of L&B Financial, Inc. in Sulphur
Springs, Texas ("L&B Financial") was completed on February 28,
1997.  The Company acquired L&B Financial for a combination of
$15.3 million in cash and 547,950 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins
Morris and Titus. The acquisition was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of L&B Financial are included in the
Company's results of operations only since the date of its
acquisition.  The excess
                              7                      (Continued)
of cost over fair value of net assets acquired was $5.9 million.
Upon completion of the acquisition, L&B Financial was merged into First Federal.

The following unaudited information presents pro forma results of operations of the Company for the three months ended March 31, 1997, compared with the same period in 1996, assuming the acquisitions of Texas Heritage and L&B Financial had taken place on January 1, 1996.

                                        Three months         Three months
                                     ended March 31,        ended March 31,
                                           1997                 1996
                                     ------------------   ------------------
                                     (In thousands, except per share data)
     Net interest income                $ 9,552                  8,730
     Net income                           2,104                  2,248
                                        =======                 ======

     Earnings per share                 $   .44                    .48
                                        =======                 ======


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

Earnings per share for the first quarter have been computed based upon net income for the three months ended March 31, 1997 and 1996, using 4,436,597 and 3,961,380 weighted average common shares and common stock equivalents outstanding, respectively.

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

The following discussion reviews the results of operations and the financial condition of the Company as of and for the three months ended March 31, 1997.

RESULTS of OPERATIONS

NET INCOME

Net income increased $630,000, or 31.7%, from $1,990,000, or $.50 per share, for the three months ended March 31, 1996 to $2,621,000, or $.59 per share, for the three months ended March 31, 1997. Annualized return on average equity and annualized return on average assets for the quarter were 11.07% and 0.88%, respectively compared to 9.84% and 0.70%, respectively during the comparable 1996 quarter. Weighted average shares outstanding for the first quarter of 1997 were 4,436,597 compared to 3,961,380 for the first quarter of 1996.

The significant increases in net income, return on average equity and return on average assets for the three month period were primarily the result of an increase in net interest income partially offset by a decline in noninterest income.

NET INTEREST INCOME

Net interest income for the first quarter of 1997 increased $1.9 million, or 26.9%, to $8.9 million compared to $7.0 million for the first quarter of 1996. The increase in net interest income was the result of an improved interest rate spread which increased from 2.28% for the quarter ended March 31, 1996 to 2.87% for the quarter ended March 31, 1997. The Company's net interest margin increased from 2.57% to 3.14% during the same periods. The improvement in the interest rate spread was primarily due to an increase in the average yield on interest-earning assets from 7.49% for the first quarter of 1996 to 7.99% for the first quarter of 1997. This increase was caused by a shift in a portion of the Company's interest-earning assets from lower yielding mortgage-backed securities to higher yielding loans receivable. During 1996 the Company sold a large portion of its mortgage-backed securities portfolio and used a portion of the proceeds to fund higher yielding loan originations. Also contributing to the increase in the interest rate spread was the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio. The average balance of interest-earning assets increased $41.7 million, or 3.8%, from $1.09 billion for the quarter ended March 31, 1996 to $1.14 billion for the quarter ended March 31, 1997. The increase in the average balance of interest-earning assets was primarily the result of the Texas Heritage acquisition.

Loans originated and purchased totaled approximately $100 million for the three months ended March 31, 1997 compared to $84 million for the comparable period in 1996. Principal repayments for the first quarter of 1997 were approximately $80 million compared to $65 million during the first quarter of 1996.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans for the first quarter of 1997 was $306,000 compared to $165,000 for the like period in 1996. The increased provision for losses reflects the increase in lending volume. Loan charge-offs totaled $7,000 for the first quarter of 1997 compared to $10,000 for the first quarter of 1996. At March 31, 1997, the allowance for losses on loans was $8.0 million, which represented .82% of net loans receivable compared to $6.5 million, or .74% of net loans receivable at December 31, 1996. The ratio of nonaccruing loans to net loans receivable was .24% at March 31, 1997 compared to .17% at

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

December 31, 1996. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic conditions.

NONINTEREST INCOME

Total noninterest income decreased $924,000, or 57.5%, from $1.6 million for the quarter ended March 31, 1996 to $683,000 for the quarter ended March 31, 1997. The decrease was primarily the result of a $508,000 decrease in gain on sale of mortgage-backed securities, a $324,000 decrease in gain on real estate operations, a $92,000 decrease in gain on sale of loans, and a $80,000 decrease in other noninterest income, partially offset by a $98,000 increase in fees for other services to customers. The gain on sale of mortgage-backed securities resulted from the decision to sell approximately $32 million in mortgage-backed securities classified as available for sale during the quarter ended March 31, 1996. No such gains occurred during the like period in 1997. The decrease in the gain on real estate operations was largely attributable to a $324,000 profit on the sale of real estate held for investment during the first quarter of 1996. No such gains occurred during the like period in 1997. The decrease in gain on sale of loans receivable was the result of a decline in loan sales from $18.8 million for the three months ended March 31, 1996 to $5.1 million for the three months ended March 31, 1997. The gain on sale of loans represents origination and other fees retained by the Company in connection with the sale of fixed-rate loans to institutional investors generally on an individual loan basis. The decrease in other noninterest income was due primarily to a $74,000 profit on the sale of assets owned by the Company's subsidiary, J.S. Services of Florida, Inc. during the quarter ended March 31, 1996. No such gains occurred during the like period in 1997. The increase in fees for services to customers was due primarily to the acquisitions of Texas Heritage and L&B Financial.

NONINTEREST EXPENSE

Noninterest expense decreased $174,000, or 3.3%, from $5.2 million for the quarter ended March 31, 1996 to $5.1 million for the quarter ended March 31, 1997. The decrease was due primarily to a $396,000 decrease in federal insurance premiums, and a $148,000 decrease in legal, examination and other professional fees, partially offset by a $175,000 increase in compensation and employee benefits, a $104,000 increase in amortization of excess cost over fair value of net assets acquired, and a $98,000 increase in occupancy expense. The decrease in federal insurance premiums was the result of lower assessment rates following the 1996 legislation to recapitalize the Savings Association Insurance Fund. The decrease in legal, examination and other professional fees was primarily the result of fees paid in connection with income tax planning during the three months ended March 31, 1996. There were no such fees paid during the like period in 1997. The increase in compensation and employee benefits was due primarily to salary increases and the acquisitions of Texas Heritage and L&B Financial. The increase in amortization of excess cost over fair value of net assets acquired is the result of the Texas Heritage and L&B Financial acquisitions. The increase in occupancy expense is primarily due to the Texas acquisitions.

Reflecting the decline in noninterest expense and an increase in average assets, the ratio of noninterest expense to average assets decreased from 1.85% for the three month period ended March 31, 1996 to 1.70% for the three month period ended March 31, 1997.

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate prior to the non deductible amortization of excess cost over fair value of net assets acquired for the three months ended March 31, 1997 was 35.3% compared to 35.9% for the like period in 1996. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FINANCIAL CONDITION

The Company's total assets increased $148.9 million, or 13.0%, from $1,148.1 million at December 31, 1996 to $1,296.9 million at March 31, 1997. This increase was due principally to a $84.7 million increase in net loans receivable, and a $51.1 million increase in investment and mortgage-backed securities. The acquisition of L&B Financial contributed $70.4 million to net loans receivable and $57.3 million to investment and mortgage-backed securities.

The Company's savings deposits increased $130.9 million, or 13.8%, from $947.1 million at December 31, 1996 to $1,077.9 million at March 31, 1997. The acquisition of L&B Financial brought in $104.9 million in new deposits.

Total stockholders' equity increased by $16.4 million, or 18.2%, to $106.3 million at March 31, 1997 from $89.9 million at December 31, 1996. The Company's ratio of stockholders' equity to assets increased to 8.19% at March 31, 1997 from 7.83% at December 31, 1996. The increase in stockholders' equity is primarily the result of shares issued in the acquisition of L&B Financial. The Company's book value per share at March 31, 1997 was $23.22 compared to $22.34 at December 31, 1996. Unearned ESOP shares of 392,356 and 382,538 were excluded in calculating book value per share at March 31, 1997 and December 31, 1996, respectively.

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

NONPERFORMING ASSETS

Summarized below are nonperforming assets at March 31, 1997 and December 31, 1996

                                                 March 31,       December 31,
                                                   1997             1996
                                                ----------       -----------
                                                    (Dollars in thousands)
     Restructured loans (1)                       $   178          1,169
                                                  -------          -----
     Nonaccruing loans:
       Residential real estate                    $ 1,362          1,169
       Commercial real estate                         417            -
       Construction                                   477             11
       Commercial                                     -               74
       Consumer                                        90            232
                                                  -------          -----
            Total nonaccruing loans                 2,346          1,486
            Applicable allowance for losses           (76)           (43)
                                                  -------          -----
            Nonaccruing loans, net                  2,270          1,443
                                                  -------          -----
     Foreclosed real estate, net                    4,349          4,460
                                                  -------          -----
     Nonperforming assets, net                    $ 6,797          6,082
                                                  =======          =====
     Nonperforming assets, net as a
       percentage of total assets                    0.52%          0.53%

(1) Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms. The unpaid balance of this loan was approximately $3,078,000 and $3,084,000 at March 31, 1997 and December 31, 1996.

Total nonperforming assets increased $715,000 from $6.1 million at December 31, 1996 to $6.8 million at March 31, 1997 primarily as the result of a $417,000 increase in nonaccruing commercial real estate loans and a $466,000 increase in nonaccruing residential construction loans. The increase in nonaccruing commercial real estate loans was due primarily to the addition of a $380,000 loan to develop residential properties.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

Impaired loans, which are represented by loans on nonaccrual status and loans where management has determined it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, were $3.8 million and $3.2 million at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997 $534,000 of impaired loans had specific reserves of $85,000 and the remaining impaired loans of $3.1 million had no specific reserves. At December 31, 1996 $388,000 of impaired loans had specific reserves of $80,000 and the remaining impaired loans of $2.8 million had no specific reserves.

PAGE>
LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

The Association and the Bank meet all existing regulatory capital requirements. Capital ratios at March 31, 1997, as computed under OTS capital standards, are as follows:

                               Association                  Bank
                           -----------------------------------------------
                                    Percent of                  Percent of
                           Amount   Assets (2)      Amount      Assets (2)
                           ------   ----------      -------     ----------
                                          (Dollars in Thousands)
Tangible capital          $45,665    6.66%           $35,133      5.96%
Tangible capital
  requirement             $10,287    1.50              8,846      1.50
                          --------   ----           --------      ----
Excess                    $ 35,378   5.16%          $ 26,287      4.46%
                          ========   ====           ========      ====
Core capital              $ 45,665   6.66%          $ 35,133      5.96%
Core capital requirement  $ 20,574   3.00             17,691      3.00
                          --------   ----           --------      ----
  Excess                  $ 25,091   3.66%          $ 17,442      2.96%
                          ========   ====           ========      ====
Total capital (i.e., core
  and supplementary
  capital)                $ 49,904  11.86%          $ 38,785      9.93%
Risk-based capital
  requirement               33,660   8.00             31,258      8.00
                          --------   ----           --------      ----
  Excess                  $ 16,244   3.86%          $  7,527      1.93%
                          ========   ====           ========      =====

(2) Based upon adjusted total assets for purposes of the tangible and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.75% and 5.57% at March 31, 1997 and December 31, 1996, respectively. The Bank's liquidity ratios were 7.73% and 6.40% at March 31, 1997 and December 31, 1996, respectively.

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

The Company's primary source of cash for investing and operating activities has been principal repayments on loans and mortgage-backed securities, proceeds from the sale of investment and mortgage-backed securities, proceeds from maturing investment securities, and increases in savings deposits. Cash flows from financing activities provided $16.5 million in funds during the first three months of 1997. Cash flows from financing activities consisted primarily of $26.0 million in increased savings deposits, offset partially by a reduction in borrowed money of

                             13
PAGE>
$11.9 million. Cash flows from these financing activities and investing activities, which consisted primarily of $85.0 million in principal repayments on loans and mortgage-backed securities, and $54.4 million in sales of investment and mortgage-backed securities, were used primarily to fund the Company's investing activities of originating loans and purchasing investment securities during the three months ended March 31, 1997.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1997, the Company had commitments to originate loans of $39.7 million, to purchase residential adjustable-rate mortgages of $1.2 million, and to sell loans of $3.4 million. Certificates of deposit which are scheduled to mature in one year or less at March 31, 1997 totaled $573.3 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at March 31, 1997, the Association has an available line of credit with the FHLB of Des Moines totaling $46.2 million and the Bank has an available line of credit with the FHLB of Dallas totaling $14.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Accounting for Transfers and Servicing of Financial Assets and
Extinquishments of Liabilities

On January 1, 1997, the Company adopted FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. The Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase transactions including "dollar rolls", "wash sales", loan syndications and participations, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Company's financial statements.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              Exhibit 27  Financial Data Schedule.

         (b)  Reports on Form 8-K:

              On March 14, 1997, the Registrant filed a Current Report on Form 8-K reporting the consummation of its acquisition of L&B Financial, Inc. under Item 2 and its acquisition of Texas Heritage Savings Association/Banc under Item 5. The following financial statements of L&B Financial, Inc. were filed as part of the Form 8-K:

Audited Financial Statements of L&B.
-----------------------------------

   1.   Report of Independent Auditors.
   2.   Consolidated Balance Sheets as of June 30, 1996 and 1995
   3. Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994.
   4. Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994
   5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.
   6.   Notes to Consolidated Financial Statements.

Unaudited Financial Statements of L&B:
-------------------------------------

   1.   Consolidated Balance Sheets as of December 31, 1996 and
        1995.
   2.   Consolidated Statements of Income for the Six Months
        Ended December 31, 1996 and 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JEFFERSON SAVINGS BANCORP, INC.
                               Registrant


Date:  May 14, 1997            By: /s/ Paul J. Milano
                                   -----------------------------------
                                   Paul J. Milano
                                   Senior Vice President and Chief
                                   Financial Officer