Form 10-Q
period 1997-06-30
JEFFERSON SAVINGS BANCORP INC
filed 1997-08-14
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997
OR

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

      Class                         Outstanding at July 31, 1997
-----------------------------------------------------------------
Common Stock, Par Value $.01               5,005,204 shares

                       JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                              INDEX to Form 10-Q
                                                            PAGE
                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                -  Consolidated Balance Sheets                  3

                -  Consolidated Statements of Income            4

                -  Consolidated Statement of Stockholders'
                   Equity                                       5

                -  Consolidated Statements of Cash Flows        6

                -  Notes to Consolidated Financial Statements   7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations   9

        Item 3. Quantative and Qualitative Disclosure About
                Market Risk                                    17

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                             18

        Item 2.  Changes in Securities                         18

        Item 3.  Defaults Upon Senior Securities               18

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                              18

        Item 5.  Other Information                             18

        Item 6.  Exhibits and Reports on Form 8-K              18

        SIGNATURES                                             19

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

                 Consolidated Balance Sheets

               June 30, 1997 and December 31, 1996

                          (Unaudited)

                                                        June 30,       December 31,
                                                          1997             1996
                                                      ------------      -----------
Cash                                                 $     8,779,173      7,359,389
Interest-bearing deposits                                 14,453,050     11,531,105
Federal funds sold                                         3,765,000      4,815,000
Investment securities available for sale, at
   fair value (amortized cost of $140,527,245
   and $84,838,744 at June 30, 1997 and
   December 31, 1996, respectively)                      141,113,883     85,701,772
Mortgage-backed securities available for sale,
   at fair value (amortized cost of $86,569,673 and
   $95,982,081 at June 30, 1997 and December 31,
   1996, respectively)                                    85,660,563     95,203,312
Loans receivable, net                                    971,034,471    885,405,062
Investment in real estate, net                             4,104,536      4,460,202
Stock in Federal Home Loan Banks                          16,634,900     15,768,700
Office properties and equipment, net                      11,510,468      9,667,851
Excess of cost over fair value of net assets acquired     24,731,369     19,746,106
Accrued income and other assets                           10,233,306      8,420,576
                                                     ---------------  -------------
                                                     $ 1,292,020,719  1,148,079,075
                                                     ===============  =============
        Liabilities and Stockholders' Equity
        ------------------------------------
Savings deposits                                     $ 1,076,094,080    947,068,672
Borrowed money                                            87,201,984     97,682,127
Deferred tax liability                                       801,500      1,324,000
Advance payments by borrowers for taxes
   and insurance                                           9,192,854      2,884,424
Accrued expenses and other liabilities                     8,424,511      9,200,939
                                                     ---------------  -------------
         Total liabilities                             1,181,714,929  1,058,160,162
                                                     ---------------  -------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.01 par value):  Authorized
     5,000,000 shares; none issued                           -              -
   Common stock ($.01 par value):  Authorized
     20,000,000 shares; issued 5,017,999 and
     4,470,049 shares at June 30, 1997 and
     December 31, 1996, respectively                          50,180         44,700
   Additional paid-in capital                             62,073,018     45,771,841
   Retained earnings, subject to certain
     restrictions                                         55,137,080     50,759,048
   Unrealized gain (loss) on assets available for
     sale, net                                              (193,471)        50,259
   Unamortized restricted stock awards                      (239,814)      (359,477)
   Unearned ESOP shares                                   (6,316,687)    (5,345,412)
   Treasury stock, at cost: 12,795 shares and
     62,703 shares at June 30, 1997 and
     December 31, 1996, respectively                        (204,516)    (1,002,046)
                                                     ---------------  -------------
         Total stockholders' equity                      110,305,790     89,918,913
                                                     ---------------  -------------
                                                     $ 1,292,020,719  1,148,079,075
                                                     ===============  =============

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES
                  Consolidated Statements of Income

            Three and six months ended June 30, 1997 and 1996
                                (Unaudited)

                                              Three months              Six months
                                              ended June 30,           ended June 30,
                                          ----------------------   ----------------------
                                           1997           1996       1997          1996
                                          ------         ------    -------      ---------
Interest and dividend income:
  Loans receivable                       $20,511,880  15,902,163  39,551,060  31,694,747
  Mortgage-backed securities               1,514,059   3,274,159   3,065,566   6,802,964
  Investment securities                    2,536,443     527,858   4,167,676   1,276,863
  Interest-bearing demand deposits and
    federal funds sold                       199,124     192,230     421,108     361,139
  Stock in Federal Home Loan Banks           280,898     259,388     548,736     530,066
                                        ------------  ----------  ----------  ----------
        Total interest and dividend
          income                          25,042,404  20,155,798  47,754,146  40,665,779
                                        ------------  ----------  ----------  ----------
Interest expense:
  Savings deposits                        13,574,988  10,968,090  25,981,678  22,193,254
  Borrowed money                           1,370,613   2,094,736   2,753,960   4,346,450
                                        ------------  ----------  ----------  ----------
        Total interest expense            14,945,601  13,062,826  28,735,638  26,539,704
                                        ------------  ----------  ----------  ----------
        Net interest income               10,096,803   7,092,972  19,018,508  14,126,075
Provision for losses on loans                606,000     165,000     912,000     330,000
                                        ------------  ----------  ----------  ----------
        Net interest income after
          provision for losses on
          loans                            9,490,803   6,927,972  18,106,508  13,796,075
                                        ------------  ----------  ----------  ----------
Noninterest income:
  Servicing and other loan fees              191,395     136,557     416,354     379,694
  Fees for other services to customers       277,270     115,713     502,518     243,162
  Gain on sale of mortgage-backed
    securities, net                                -     126,759           -     634,372
  Gain on sale of loans receivable, net       81,730      71,982     139,466     221,328
  Gain on real estate operations, net         89,262      48,252     133,406     416,302
  Other                                      134,945     181,181     266,285     392,542
                                        ------------  ----------  ----------  ----------
        Total noninterest income             774,602     680,444   1,458,029   2,287,400
                                        ------------  ----------  ----------  ----------
Noninterest expense:
  General and administrative:
    Compensation and employee benefits     3,005,592   2,571,284   5,722,105   5,112,975
    Occupancy                                688,943     477,206   1,320,348   1,010,667
    Advertising                              221,360     147,784     367,925     270,553
    Federal insurance premiums               241,382     503,742     349,106   1,007,139
    Legal, examination, and other
      professional fees                      286,348     292,172     524,414     677,773
    Other                                  1,048,794     716,461   1,910,830   1,609,567
                                        ------------  ----------  ----------  ----------
       Total general and administrative   5,492,419   4,708,649  10,194,728   9,688,674
  Amortization of excess cost over fair
    value of net assets acquired             450,062     250,043     804,151     500,085
                                        ------------  ----------  ----------  ----------
        Total noninterest expense          5,942,481   4,958,692  10,998,879  10,188,759
                                        ------------  ----------  ----------  ----------
        Income before income taxes         4,322,924   2,649,724   8,565,658   5,894,716
Income tax expense                         1,652,000   1,033,000   3,274,000   2,287,500
                                        ------------  ----------  ----------  ----------
        Net income                      $  2,670,924   1,616,724   5,291,658   3,607,216
                                        ============  ==========  ==========  ==========
Earnings per share                           $.56         .41        1.15       .91
                                             ====         ===        ====       ===

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity
                   Six months ended June 30, 1997

                               (Unaudited)

                                                                                     Unrealized
                                        Common Stock       Additional               gain (loss) on
                                    -------------------      paid-in    Retained    assets available
                                    Shares      Dollars      capital    earnings     for sale, net
                                    ------      -------    ----------   --------    ----------------

Balance at December 31, 1996       4,407,346     $44,700   45,771,841   50,759,048          50,259
Net income                             -            -          -         5,291,658           -
Dividends paid ($.20 per share)        -            -          -          (913,626)          -
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                          -            -           5,645         -              -
Stock issued in dividend
  reinvestment and stock
  purchase plan                        3,075        -          38,182         -              -
Amortization of restricted
  stock awards                         -            -          -              -              -
Tax benefit of restricted
  stock awards vested                  -            -         162,000         -              -
Amortization of ESOP shares            -            -         416,717         -              -
Change in unrealized gain
  (loss) on assets available for
  sale, net                            -            -          -              -          (243,730)
Stock issued to acquire
  L&B Financial                      547,950       5,480   15,271,367         -             -
Stock issued to ESOP                   -            -          -              -             -
Stock purchased by ESOP               32,284        -         412,269         -             -
Stock options exercised               14,549        -         (87,003)        -             -
Tax benefit of non-incentive
  stock options exercised             -             -          82,000         -             -
                                   ---------     -------   ----------   ----------     ----------
Balance at June 30, 1997           5,005,204     $50,180   62,073,018   55,137,080       (193,471)
                                   =========     =======   ==========   ==========     ==========

                                   Unamortized                                       Total
                                   restricted        Unearned       Treasury     Stockholders'
                                   stock awards    ESOP shares       Stock          equity
                                   ------------    -----------      ------       -------------
Balance at December 31, 1996        (359,477)      (5,345,412)     (1,002,046)     89,918,913
Net income                              -               -               -           5,291,658
Dividends paid ($.20 per share)         -               -               -            (913,626)
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                           -              10,661           -              16,306
Stock issued in dividend
  reinvestment and stock
  purchase plan                         -               -              49,139          87,321
Amortization of restricted
  stock awards                       119,663            -               -             119,663
Tax benefit of restricted
  stock awards                          -               -               -             162,000
Amortization of ESOP shares             -             363,709           -             780,426
Change in unrealized gain
  (loss) on assets available
  for sale, net                         -               -               -            (243,730)
Stock issued to acquire
  L&B Financial                         -               -               -          15,276,847
Stock issued to ESOP                    -            (672,884)          -            (672,884)
Stock purchased by ESOP                 -            (672,761)        515,928         255,406
Stock options exercised                 -               -             232,493         145,490
Tax benefit of non-incentive
  stock options exercised               -               -               -              82,000
                                   ---------       ----------    -----------      -----------
Balance at June 30, 1997           (239,814)       (6,316,687)      (204,516)     110,305,790
                                   =========       ==========    ===========      ===========

See accompanying notes to consolidated financial statements.<

                     JEFFERSON SAVINGS BANCORP, INC.
                            AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
               Six months ended June 30, 1997 and 1996
                               (Unaudited)

                                                          1997         1996
                                                        ----------------------------
Cash flows from operating activities:
   Net income                                           $  5,291,658     3,607,216
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                       1,322,713     1,501,743
       Provision for losses on loans                         912,000       330,000
       Net gain on sales of assets                          (424,028)   (1,373,041)
       Loans originated for sale                         (10,033,996)  (23,700,534)
       Sale of loans originated for sale                  10,710,361    24,804,686
       Deferred income taxes                                (265,000)   (1,039,000)
       Stock dividend from Federal Home Loan Banks          (104,000)      (65,000)
       Other, net                                           (716,315)   (5,656,500)
                                                        ------------   -----------
          Net cash provided by (used in) operating
            activities                                     6,693,393    (1,590,430)
                                                        ------------   -----------
Cash flows from investing activities:
  Principal repayments on:
    Loans receivable                                     190,142,656   140,468,393
    Mortgage-backed securities                             9,719,549    12,754,358
  Proceeds from maturity of investment securities          4,530,000    21,250,000
  Proceeds from sale of:
    Loans receivable                                       1,524,996     5,183,367
    Mortgage-backed securities available for sale         44,578,236    86,352,031
    Investment securities available for sale              11,084,317             -
  Cash invested in:
    Loans receivable originated                         (201,629,350) (160,253,873)
    Loans receivable purchased                            (7,967,850)   (3,997,700)
    Mortgage-backed securities                                     -   (29,836,277)
    Investment securities                                (58,957,815)  (59,000,000)
  Proceeds from sale of real estate                        2,515,440     1,819,571
  Cash paid for acquisitions                             (15,266,182)            -
  Cash and cash equivalents from acquisitions              8,296,533             -
  Other, net                                                (905,838)      530,773
                                                        ------------   -----------
          Net cash provided by (used in) investing
            activities                                   (12,335,308)   15,270,643
                                                        ------------   -----------
Cash flows from financing activities:
  Increase in savings deposits, net                       24,084,680     5,590,692
  Decrease in borrowed money, net                        (20,480,143)  (24,536,741)
  Increase in advance payments by borrowers for
    taxes and insurance                                    5,754,514     5,016,977
  Dividends paid                                            (913,626)     (598,677)
  Other, net                                                 488,219        80,000
                                                        ------------   -----------
          Net cash provided by (used in) financing
             activities                                    8,933,644   (14,447,749)
                                                        ------------   -----------
          Increase (decrease) in cash and cash
             equivalents                                   3,291,729      (767,536)
Cash and cash equivalents at beginning of period          23,705,494    20,690,764
                                                        ------------   -----------
Cash and cash equivalents at end of period              $ 26,997,223    19,923,228
                                                        ============   ===========
Supplemental disclosures of cash flow information:
      Interest paid                                     $ 29,192,653    26,711,430
      Income taxes paid                                    2,887,288     1,695,384
  Noncash investing activities:
     Stock issued for acquisitions                        15,276,847             -
     Additions to real estate acquired in settlement
       of loans or through foreclosure                     1,991,448       974,904
     Loans originated to finance the sale of real
       estate                                                      -        60,026
  Noncash financing activity - interest credited          19,521,425    16,094,413
                                                        ============   ===========

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                         June 30, 1997
                         (Unaudited)

(1)  Basis of Presentation
     ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1997 and 1996, respectively.

Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

(3)  Business Combinations
     ---------------------
On December 30, 1996, the Company completed its acquisition of Texas Heritage Savings Association/Banc in Rowlett, Texas (Texas Heritage) in exchange for $5.1 million in cash and 223,151 shares of the Company's common stock. Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of $56.0 million and mortgage-backed and investment securities of $7.3 million; Texas Heritage's total deposits were $64.7 million. As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas counties of Dallas, Rockwall and Tarrant. The acquisition, which was funded by common stock, available cash and borrowings, was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of Texas Heritage are included in the Company's results of operations only since the date of its acquisition. The excess cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into First Federal.

The Company's acquisition of L&B Financial, Inc. in Sulphur Springs, Texas (L&B Financial) was completed on February 28, 1997. The Company acquired L&B Financial for a combination of $15.3 million in cash and 547,950 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins Morris and Titus. The acquisition was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations only since the date of its acquisition. The excess

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

of cost over fair value of net assets acquired was $5.9 million.
Upon completion of the acquisition, L&B Financial was merged into First Federal.

The following unaudited information presents pro forma results of operations of the Company for the three and six months ended June 30, 1997, compared with the same period in 1996, assuming the acquisitions of Texas Heritage and L&B Financial had taken place on January 1, 1996.


                                       Three months          Six months
                                     ended June 30,        ended June 30,
                                     ----------------     ----------------
                                     1997       1996      1997       1996
                                     ------------------   ----------------
                                     (In thousands, except per share data)
     Net interest income             $10,097    8,867     19,649     17,597
     Net income                        2,671    1,961      4,775      4,209
                                     =======    =====     ======     ======
     Earnings per share              $   .56      .41       1.00        .89
                                     =======    =====     ======     ======

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

Earnings per share for the second quarter have been computed based upon net income for the three months ended June 30, 1997 and 1996, using 4,803,258 and 3,978,771 weighted average common shares and common stock equivalents outstanding, respectively. Year-to-date earnings per share for 1997 and 1996 have been computed based upon net income for the six months ended June 30, 1997 and 1996, using 4,621,074 and 3,970,123 weighted average common shares and common stock equivalents outstanding, respectively.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

The following discussion reviews the results of operations and the financial condition of the Company as of and for the three and six months ended June 30, 1997.

RESULTS of OPERATIONS

NET INCOME

Net income increased $1,054,000, to $2,671,000, or $.56 per
share, for the three months ended June 30, 1997 from $1,617,000, or $.41 per share, for the three months ended June 30, 1996. The significant increase in net income was primarily the result of an increase in net interest income partially offset by an increase in noninterest expense and an increase in provision for losses on loans. Annualized return on average equity and annualized return on average assets for the quarter were 9.87% and 0.82%, respectively compared to 7.92% and 0.58%, respectively during the comparable 1996 quarter. Weighted average shares outstanding for the second quarter of 1997 were 4,594,171 compared to 3,762,801 for the second quarter of 1996.

Net income increased $1,684,000, to $5,292,000, or $1.15 per share, for the six months ended June 30, 1997 from $3,607,000, or $.91 per share, for the six months ended June 30, 1996. The significant increase in net income for the six month period was primarily the result of an increase in net interest income partially offset by a decrease in noninterest income, an increase in noninterest expense and an increase in provision for losses on loans. Annualized return on average equity and annualized return on average assets were 10.29% and 0.84%, respectively, for the first six months of 1997 compared to 8.87% and 0.64% for the first six months of 1996. Weighted average shares outstanding for the six months ended June 30, 1997 were 4,413,894 compared to 3,755,716 for the six months ended June 30, 1996.

NET INTEREST INCOME

Net interest income for the second quarter of 1997 increased $3.0 million, or 42.4%, to $10.1 million compared to $7.1 million for the second quarter of 1996. The increase in net interest income was the result of an improved interest rate spread which increased to 2.98% for the quarter ended June 30, 1997 from 2.32%for the quarter ended June 30, 1996. The Company's net interest margin increased to 3.27% from 2.61% during the same periods.
The improvement in the interest rate spread was primarily due to an increase in the average yield on interest-earning assets to 8.10% for the second quarter of 1997 from 7.43% for the second quarter of 1996. The average balance of interest-earning assets increased $151.0 million, or 13.9%, to $1.24 billion for the quarter ended June 30, 1997 from $1.09 billion for the quarter ended June 30, 1996.

Net interest income for the six months ended June 30, 1997 increased $4.9 million, or 34.6%, to $19.0 million compared to $14.1 million for the six months ended June 30, 1996. The increase in net interest income was the result of an improved interest rate spread which increased to 2.90% for the six months ended June 30, 1997 from 2.30% for the six months ended June 30, 1996. The Company's net interest margin increased to 3.18% from 2.59% during the same periods. The improvement in the interest rate spread was primarily due to an increase in the average yield on interest-earning assets to 7.97% for the first six months of 1997 from 7.45% for the first six months of 1996. The average balance of interest-earning assets increased $106.3 million, or 9.7%, to $1.20 billion for the six months ended June 30, 1997 from $1.09 billion for the six months ended June 30, 1996.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

The increases in the average yield on interest-earning assets were caused by a shift in a portion of the Company's interest-earning assets from lower yielding mortgage-backed securities to higher yielding loans receivable and investment securities. During 1996 the Company sold a large portion of its mortgage-backed securities portfolio and used a large portion of the proceeds to fund higher yielding loan originations. A significant contributor to the increase in loan portfolio yields for the most recent periods has been the Company's construction and development lending through its Texas subsidiary. Because the Company has determined to reduce its level of higher margin development lending in Texas, the Company may not experience similar increases in loan portfolio yields in future periods. Also contributing to the increase in the interest rate spread was the upward adjustment of the rates on the Company's existing adjustable-rate loan portfolio. The increases in the average balance of interest-earning assets were primarily the result of the Texas Heritage and L&B Financial acquisitions.

Loans originated and purchased totaled approximately $220 million for the six months ended June 30, 1997 compared to $188 million for the comparable period in 1996. Principal repayments for the first six months of 1997 were approximately $190 million compared to $140 million during the first six months of 1996.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans for the second quarter of 1997 was $606,000 compared to $165,000 for the like period in 1996 and $912,000 for the first six months of 1997 compared to $330,000 for the like period in 1996. The increased provision for losses reflects management's decision to increase the level of loss reserves in its Texas subsidiary as a result of increased lending activity in that region. Loan charge-offs totaled $342,000 for the six months ended June 30, 1997 compared to $11,000 for the six months ended June 30, 1996. At June 30, 1997, the allowance for losses on loans was $8.3 million, which represented .85% of net loans receivable compared to $6.5 million, or .74% of net loans receivable at December 31, 1996. The ratio of nonaccruing loans to net loans receivable was .17% at June 30, 1997 and at December 31, 1996. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic conditions.

NONINTEREST INCOME

Total noninterest income increased $94,000, or 13.8%, to $775,000 for the quarter ended June 30, 1997 from $680,000 for the quarter ended June 30, 1996. The increase was primarily the result of a $162,000 increase in fees for other services to customers and a $55,000 increase in servicing and other loan fees, partially offset by a $127,000 decrease in gain on sale of mortgage-backed securities. The increase in fees for services to customers and servicing and other loan fees was due primarily to the acquisitions of Texas Heritage and L&B Financial. The decrease in gain on sale of mortgage-backed securities resulted from the absence of such sales during 1997.

Total noninterest income decreased $829,000, or 36.3%, to $1,458,000 for the six months ended June 30, 1997 from $2,287,000 for the six months ended June 30, 1996. The decrease was primarily the result of a $634,000 decrease in gain on sale of mortgage-backed securities, a $283,000 decrease in gain on real estate operations, a $127,000 decrease in other noninterest income, and a $82,000 decrease in gain on sale of loans, partially offset by a $259,000 increase in fees for other services to customers. The decrease in the gain

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

on sale of mortgage-backed securities resulted from the absence of sales activity during 1997. The decrease in the gain on real estate operations was largely attributable to a $324,000 profit on the sale of real estate held for investment during the first six months of 1996 and the decrease in other noninterest income was due primarily to a $74,000 profit on the sale of assets owned by the Company's subsidiary, J.S. Services of Florida, Inc. during the six months ended June 30, 1996. No such gains occurred during the like period in 1997. The decrease in gain on sale of loans receivable was the result of a decline in loan sales from $30.0 million for the six months ended June 30, 1996 to $12.2 million for the six months ended June 30, 1997. The gain on sale of loans represents origination and other fees retained by the Company in connection with the sale of fixed-rate loans to institutional investors generally on an individual loan basis. The increase in fees for services to customers was due primarily to the acquisitions of Texas Heritage and L&B Financial.

NONINTEREST EXPENSE

Noninterest expense increased $984,000, or 19.8%, to $5.9 million for the quarter ended June 30, 1997 from $5.0 million for the quarter ended June 30, 1996. The increase was due primarily to a $434,000 increase in compensation and employee benefits, a $332,000 increase in other noninterest expense, a $212,000 increase in occupancy expense, a $200,000 increase in amortization of excess cost over fair value of net assets acquired, and a $74,000 increase in advertising expense, partially offset by a $262,000 decrease in federal insurance premiums. The increase in compensation and employee benefits was due primarily to salary increases and the acquisitions of Texas Heritage and L&B Financial. The increases in other noninterest expense, occupancy expense, amortization of excess cost over fair value of net assets acquired, and advertising expense were primarily the result of the acquisitions of Texas Heritage and L&B Financial. The decrease in federal insurance premiums was the result of lower assessment rates following the 1996 legislation to recapitalize the Savings Association Insurance Fund.

Noninterest expense increased $810,000, or 7.9%, to $11.0 million for the six months ended June 30, 1997 from $10.2 million for the six months ended June 30, 1996. The increase was due primarily to a $609,000 increase in compensation and employee benefits, a $310,000 increase in occupancy expense, a $304,000 increase in amortization of excess cost over fair value of net assets acquired, and a $301,000 increase in other noninterest expense, partially offset by a $658,000 decrease in federal insurance premiums and a $153,000 decrease in legal, examination and other professional fees. The increase in compensation and employee benefits was due primarily to salary increases and the acquisitions of Texas Heritage and L&B Financial. The increases in occupancy expense, amortization of excess cost over fair value of net assets acquired, and noninterest expenses were primarily the result of the acquisitions of Texas Heritage and L&B Financial. The decrease in federal insurance premiums was the result of lower assessment rates following the 1996 legislation to recapitalize the Savings Association Insurance Fund. The decrease in legal, examination and other professional fees was primarily the result of additional legal and professional fees paid in connection with income tax planning and legal expenses associated with the Company's acquisition activities during the first six months of 1996. No such expenses occurred during the like period in 1997.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate prior to the non deductible amortization of excess cost over fair value of net assets acquired for the three months ended June 30, 1997 was 38.2% compared to 39.0% for the like period in 1996. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FINANCIAL CONDITION

The Company's total assets increased $143.9 million, or 12.5%, from $1,148.1 million at December 31, 1996 to $1,292.0 million at June 30, 1997. This increase was due principally to a $85.6 million increase in net loans receivable, and a $55.4 million increase in investment securities. The acquisition of L&B Financial contributed $70.4 million to net loans receivable and $57.3 million to investment and mortgage-backed securities.

The Company's savings deposits increased $129.0 million, or 13.6%, from $947.1 million at December 31, 1996 to $1,076.1 million at June 30, 1997. The acquisition of L&B Financial brought in $104.9 million in new deposits.

Total stockholders' equity increased by $20.4 million, or 22.7%, to $110.3 million at June 30, 1997 from $89.9 million at December 31, 1996. The Company's ratio of stockholders' equity to assets increased to 8.54% at June 30, 1997 from 7.83% at December 31, 1996. The increase in stockholders' equity is primarily the result of shares issued in the acquisition of L&B Financial. The Company's book value per share at June 30, 1997 was $23.96 compared to $22.34 at December 31, 1996. Unearned ESOP shares of 402,012 and 382,538 were excluded in calculating book value per share at June 30, 1997 and December 31, 1996, respectively.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

NONPERFORMING ASSETS

Summarized below are nonperforming assets at June 30, 1997 and December 31, 1996.

                                                    June 30,  December 31,
                                                      1997        1996
                                                    -------   -----------
                                                    (dollars in thousands)
  Restructured loans (1)                            $   176        179
                                                    -------      -----
  Nonaccruing loans:
    Residential real estate                         $ 1,348      1,169
    Commercial real estate                                -          -
    Construction                                        296         11
    Commercial                                            -         74
    Consumer                                             54        232
                                                    -------      -----
       Total nonaccruing loans                        1,698      1,486
       Applicable allowance for losses                  (89)       (43)
                                                    -------      -----
       Nonaccruing loans, net                         1,609      1,443
                                                    -------      -----
  Foreclosed real estate, net                         4,105      4,460
                                                    -------      -----
  Nonperforming assets, net                         $ 5,890      6,082
                                                    =======      =====
  Nonperforming assets, net as a
    percentage of total assets                         0.46%      0.53%
                                                       ====       ====

        (1) Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms. The unpaid balance of this loan was approximately $3,072,000 and $3,084,000 at June
        30, 1997 and December 31, 1996.

Total nonperforming assets decreased $193,000 from $6.1 million at December 31, 1996 to $5.9 million at June 30, 1997 primarily as the result of a $356,000 decrease in foreclosed assets, partially offset by a $166,000 increase in nonaccruing loans.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

Impaired loans, which are represented by loans on nonaccrual status and loans where management has some doubt about the collectability of principal and interest under the contractual terms of the loans, were $5.1 million and $3.2 million at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997 $338,000 of impaired loans had specific reserves of $109,000 and the remaining impaired loans of $4.8 million had no specific reserves. At December 31, 1996 $388,000 of impaired loans had specific reserves of $80,000 and the remaining impaired loans of $2.8 million had no specific reserves.

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

The Association and the Bank meet all existing regulatory capital requirements. Capital ratios at June 30, 1997, as computed under OTS capital standards, are as follows:

                                  Association                Bank
                              -----------------------------------------------
                                         Percent of                Percent of
                                Amount   Assets (2)      Amount    Assets (2)
                                ------   ----------      -------   ----------
                                          (Dollars in Thousands)
Tangible capital                $ 48,941   7.03%          $ 35,340     6.16%
Tangible capital requirement      10,436   1.50              8,603     1.50
                                --------   ----           --------     ----
    Excess                      $ 38,505   5.53%          $ 26,737     4.66%
                                ========   ====           ========     ====
Core capital                    $ 48,941   7.03%          $ 35,340     6.16%
Core capital requirement          20,871   3.00             17,207     3.00
                                --------   ----           --------     ----
    Excess                      $ 28,069   4.03%          $ 18,133     3.16%
                                ========   ====           ========     ====
Total capital (i.e., core and
  supplementary capital)        $ 50,711  13.20%          $ 40,208    10.37%
Risk-based capital requirement    30,744   8.00             31,032     8.00
                                --------   ----           --------     ----
     Excess                     $ 19,967   5.20%          $  9,176     2.37%
                                ========   ====           ========     ====

(2) Based upon adjusted total assets for purposes of the tangible and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.86% and 5.57% at June 30, 1997 and December 31, 1996, respectively. The Bank's liquidity ratios were 8.12% and 6.40% at June 30, 1997 and December 31, 1996, respectively.

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

The Company's primary source of cash for investing and operating activities has been principal repayments on loans and mortgage-backed securities, proceeds from the sale of investment and mortgage-backed securities, proceeds from maturing investment securities, and increases in savings deposits. Cash flows from financing activities provided

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

$8.9 million in funds during the first six months of 1997. Cash flows from financing activities consisted primarily of $24.1 million in increased savings deposits, offset partially by a reduction in borrowed money of $20.1 million. Cash flows from these financing activities and investing activities, which consisted primarily of $199.9 million in principal repayments on loans and mortgage-backed securities, and $55.7 million in sales of investment and mortgage-backed securities, were used primarily to fund the Company's investing activities of originating loans and purchasing investment securities during the six months ended June 30, 1997.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1997, the Company had commitments to originate loans of $25.6 million, to purchase residential adjustable-rate mortgages of $1.9 million, and to sell loans of $5.0 million. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1997 totaled $543.2 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at June 30, 1997, the Association has an available line of credit with the FHLB of Des Moines totaling $42.8 million and the Bank has an available line of credit with the FHLB of Dallas totaling $11.5 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
EXTINQUISHMENTS OF LIABILITIES

On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. The Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase transactions including "dollar rolls", "wash sales", loan syndications and participations, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Company's financial statements.

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

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS 129 which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement there will be no impact on the Company's financial statements.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130 which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 is a reporting and disclosure requirement and. therefore, will have no impact on the Company's financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION

In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 was only recently issued, the Company has not yet determined the impact of adopting SFAS 131. However, since SFAS 131 is a disclosure requirement there will be no effect on the Company's financial position or results of operations

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

           Quantitative and Qualitative Disclosures
                    About Market Risk

Item is not applicable.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 6, 1997, the Company held its Annual Meeting of Stockholders at which the following matters were voted on:
              Proposal I -- Election of Directors
                            ---------------------
              Nominee              For          Withheld
                              --------            -----         --------
                              Edward G. Throop   4,382,313       99,861
                                                 =========       ======
                              There were no absentions or broker nonvotes.

                              The terms of office of Directors David V. McCay, Forrest W. Miller,Jr., Frank C. Bick, William W. Canfield and Lloyd D. Doeflinger continued after the Annual Meeting.

                              Proposal II -- Ratification of Appointment of
                                             Auditors
                                             ------------------------------

                              For the ratification of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1997:

                        For        Against        Abstain
                               -----      ----------      --------
                               4,443,403    35,007         3,763
                               =========    ======         =====

                               In addition, there were no broker nonvotes.

                Item 5.  Other Information
                         -----------------

                         None.

                Item 6.  Exhibits and Reports on Form 8-K
                         --------------------------------

                         (a)  Exhibits:

                              Exhibit 27  Financial Data Schedule.

                         (b)  Reports on Form 8-K:

                         On June 10, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 its reallocation of $2.6 million in loan loss allowances from its Missouri subsidiary to its Texas subsidiary. No financial statements were filed as part of this report.

                                           SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               JEFFERSON SAVINGS BANCORP, INC.
                                               Registrant


                Date:  August 14, 1997         By: /s/ Paul J. Milano
                                                   -----------------------------
                                                   Paul J. Milano
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Duly Authorized
                                                   Representative and
                                                   Principal Financial Officer)