Form 10-Q
period 1997-09-30
JEFFERSON SAVINGS BANCORP INC
filed 1997-11-14
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
OR

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

      Class                         Outstanding at October 31, 1997
-------------------------------------------------------------------
Common Stock, Par Value $.01               5,006,368 shares

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

        Item 3. Quantitative and Qualitative Disclosure About
                ------------
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

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

                 Consolidated Balance Sheets

            September 30, 1997 and December 31, 1996

                          (Unaudited)

                                                      September 30,    December 31,
                                                          1997             1996
                                                      ------------      -----------

Cash                                                 $    10,571,081      7,359,389
Interest-bearing deposits                                 22,161,648     11,531,105
Federal funds sold                                         8,325,000      4,815,000
Investment securities available for sale, at
   fair value (amortized cost of $86,464,487
   and $84,838,744 at September 30, 1997 and
   December 31, 1996, respectively)                       86,811,861     85,701,772
Mortgage-backed securities available for sale,
   at fair value (amortized cost of $120,148,052
   and $95,982,081 at September 30, 1997 and
   December 31, 1996, respectively)                      120,687,305     95,203,312
Loans receivable, net                                    943,914,866    885,405,062
Investment in real estate, net                             3,751,319      4,460,202
Stock in Federal Home Loan Banks                          16,687,900     15,768,700
Office properties and equipment, net                      11,447,921      9,667,851
Excess of cost over fair value of net assets acquired     24,472,891     19,746,106
Accrued income and other assets                            8,920,862      8,420,576
                                                      --------------  -------------
                                                      $1,257,752,654  1,148,079,075
                                                      ==============  =============

         Liabilities and Stockholders' Equity
         ------------------------------------
Savings deposits                                      $1,069,651,787    947,068,672
Borrowed money                                            51,301,038     97,682,127
Deferred tax liability                                       140,307      1,324,000
Advance payments by borrowers for taxes
   and insurance                                          12,098,972      2,884,424
Accrued expenses and other liabilities                    11,044,564      9,200,939
                                                      --------------  -------------
      Total liabilities                                1,144,236,668  1,058,160,162
                                                      --------------  -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.01 par value):  Authorized
     5,000,000 shares; none issued                                 -              -
   Common stock ($.01 par value):  Authorized
     20,000,000 shares; issued 5,017,999 and
     4,470,049 shares at September 30, 1997 and
     December 31, 1996, respectively                          50,180         44,700
   Additional paid-in capital                             62,375,640     45,771,841
   Retained earnings, subject to certain
     restrictions                                         57,039,099     50,759,048
   Unrealized gain on assets available for sale, net         531,628         50,259
   Unamortized restricted stock awards                      (179,982)      (359,477)
   Unearned ESOP shares                                   (6,114,663)    (5,345,412)
   Treasury stock, at cost: 11,631 shares and
     62,703 shares at September 30, 1997 and
     December 31, 1996, respectively                        (185,916)    (1,002,046)
                                                      --------------  -------------
          Total stockholders' equity                     113,515,986     89,918,913
                                                      --------------  -------------
                                                      $1,257,752,654  1,148,079,075
                                                     ==============  =============

See accompanying notes to consolidated financial statements.

                      JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

               Consolidated Statements of Operations
      Three and nine months ended September 30, 1997 and 1996
                               (Unaudited)

                                              Three months             Nine months
                                           ended September 30,      ended September 30,
                                          ----------------------   ----------------------
                                           1997           1996       1997          1996
                                          ------         ------    -------      ---------
Interest and dividend income:
   Loans receivable                      $19,914,652   16,507,829  59,465,712  48,202,576
   Mortgage-backed securities              1,370,744    2,381,310   4,436,310   9,184,274
   Investment securities                   2,385,983    1,500,083   6,553,659   2,776,946
   Interest-bearing deposits and
     federal funds sold                      431,687      112,649     852,795     473,788
   Stock in Federal Home Loan Banks          284,854      267,749     833,590     797,815
                                          ----------   ----------  ----------  ----------
      Total interest and dividend
        income                            24,387,920   20,769,620  72,142,066  61,435,399
                                          ----------   ----------  ----------  ----------
Interest expense:
   Savings deposits                       13,842,149   11,049,966  39,823,827  33,243,220
   Borrowed money                          1,113,152    2,049,720   3,867,112   6,396,170
                                          ----------   ----------  ----------  ----------
      Total interest expense              14,955,301   13,099,686  43,690,939  39,639,390
                                          ----------   ----------  ----------  ----------
      Net interest income                  9,432,619    7,669,934  28,451,127  21,796,009
Provision for losses on loans                246,000      165,000   1,158,000     495,000
                                          ----------   ----------  ----------  ----------
      Net interest income after
        provision for losses on loans      9,186,619    7,504,934  27,293,127  21,301,009
                                          ----------   ----------  ----------  ----------
Noninterest income:
   Servicing and other loan fees             180,323      118,269     596,677     497,963
   Fees for other services to customers      272,656      136,507     775,174     379,669
   Gain on sale of investment securities,
     net                                     940,625            -     940,625           -
   Loss on sale of mortgage-backed
     securities, net                        (936,803)  (1,930,506)   (936,803) (1,296,134)
   Gain on sale of loans receivable, net     214,517       78,753     353,983     300,081
   Gain (loss) on real estate operations,
     net                                     (20,998)       3,404     112,408     419,706
   Other                                     153,990      143,341     420,275     535,883
                                          ----------   ----------  ----------  ----------
      Total noninterest income               804,310   (1,450,232)  2,262,339     837,168
                                          ----------   ----------  ----------  ----------
Noninterest expense:
   General and administrative:
     Compensation and employee benefits    3,171,728    2,221,917   8,893,833   7,334,892
     Occupancy                               720,929      548,646   2,041,277   1,559,313
     Advertising                             104,523       88,976     472,448     359,529
     Federal insurance premiums              217,333      571,939     566,439   1,579,078
     SAIF special assessment                       -    5,598,879           -   5,598,879
     Legal, examination, and other
       professional fees                     502,974      283,298   1,027,388     961,071
     Other                                   981,116      655,410   2,891,946   2,264,977
                                          ----------   ----------  ----------  ----------
      Total general and administrative     5,698,603    9,969,065  15,893,331  19,657,739
   Amortization of excess cost over fair
     value of net assets acquired            452,794      261,279   1,256,945     761,364
                                          ----------   ----------  ----------  ----------
      Total noninterest expense            6,151,397   10,230,344  17,150,276  20,419,103
                                          ----------   ----------  ----------  ----------
      Income before income taxes           3,839,532    (4,175,642) 12,405,190   1,719,074
Income tax expense                         1,480,000   (1,338,500)  4,754,000     949,000
                                          ----------   ----------  ----------  ----------
      Net income                          $2,359,532   (2,837,142)  7,651,190     770,074
                                          ==========   ==========  ==========  ==========
Earnings per share                            $.49       (.72)       1.63         .19
                                              ====       ====        ====         ===

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity

               Nine months ended September 30, 1997

                             (Unaudited)

                                                                                     Unrealized
                                        Common Stock       Additional                   gain on
                                    -------------------      paid-in    Retained    assets available
                                    Shares      Dollars      capital    earnings     for sale, net
                                    ------      -------    ----------   --------    ----------------

Balance at December 31, 1996       4,407,346     $44,700   45,771,841   50,759,048          50,259
Net income                             -            -          -         7,651,190           -
Dividends paid ($.30 per share)        -            -          -        (1,371,139)          -
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                          -            -          20,799         -              -
Stock issued in dividend
  reinvestment and stock
  purchase plan                        3,931        -          55,963         -              -
Amortization of restricted
  stock awards                         -            -          -              -              -
Tax benefit of restricted
  stock awards vested                  -            -         162,000         -              -
Amortization of ESOP shares            -            -         688,246         -              -
Change in unrealized gain
  on assets available for
  sale, net                            -            -          -              -           481,369
Stock issued to acquire
  L&B Financial                      547,950       5,480   15,271,367         -             -
Stock issued to ESOP                   -            -          -              -             -
Stock purchased by ESOP               32,284        -         412,269         -             -
Stock options exercised               14,857        -         (88,845)        -             -
Tax benefit of nonincentive
  stock options exercised              -            -          82,000         -             -
                                   ---------     -------   ----------   ----------     ----------
Balance at September 30, 1997      5,006,368     $50,180   62,375,640   57,039,099        531,628
                                   =========     =======   ==========   ==========     ==========

                                   Unamortized                                       Total
                                   restricted        Unearned       Treasury     stockholders'
                                   stock awards    ESOP shares       stock          equity
                                   ------------    -----------      ------       -------------
Balance at December 31, 1996        (359,477)      (5,345,412)     (1,002,046)     89,918,913
Net income                              -               -               -           7,651,190
Dividends paid ($.30 per share)         -               -               -          (1,371,139)
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                           -              30,829           -              51,628
Stock issued in dividend
  reinvestment and stock
  purchase plan                         -               -              62,817         118,780
Amortization of restricted
  stock awards                       179,495            -               -             179,495
Tax benefit of restricted
  stock awards                          -               -               -             162,000
Amortization of ESOP shares             -             545,565           -           1,233,811
Change in unrealized gain
  on assets available
  for sale, net                         -               -               -             481,369
Stock issued to acquire
  L&B Financial                         -               -               -          15,276,847
Stock issued to ESOP                    -            (672,884)          -            (672,884)
Stock purchased by ESOP                 -            (672,761)        515,898         255,406
Stock options exercised                 -               -             237,415         148,570
Tax benefit of nonincentive
  stock options exercised               -               -               -              82,000
                                   ---------       ----------    -----------      -----------
Balance at September 30, 1997      (179,982)       (6,114,663)      (185,916)     113,515,986
                                   =========       ==========    ===========      ===========

See accompanying notes to consolidated financial statements.

                     JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
             Nine months ended September 30, 1997 and 1996
                              (Unaudited)

                                                          1997         1996
                                                        ----------------------------
Cash flows from operating activities:
   Net income                                           $  7,651,190       770,074
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                       2,319,728     2,139,186
       Provision for losses on loans                       1,158,000       495,000
       Net loss (gain) on sales of assets                   (709,064)      404,608
       Loans originated for sale                         (19,945,359)  (21,632,219)
       Sale of loans originated for sale                  21,079,638    21,854,766
       Deferred income taxes                                (926,193)   (2,169,000)
       Stock dividend from Federal Home Loan Banks          (157,000)     (123,400)
       Other, net                                          2,642,629       806,659
                                                        ------------  ------------
          Net cash provided by operating activities       13,113,569     2,545,674
                                                        ------------  ------------
Cash flows from investing activities:
   Principal repayments on:
     Loans receivable                                    301,531,843   206,878,413
     Mortgage-backed securities                           14,569,676    18,657,986
   Proceeds from maturity of investment securities        20,585,000    28,335,000
   Proceeds from sale of:
     Loans receivable                                      6,436,300    14,646,981
     Mortgage-backed securities available for sale        66,640,888    86,352,031
     Investment securities available for sale             55,024,942             -

  Cash invested in:
     Loans receivable originated                        (279,127,756) (248,780,730)
     Loans receivable purchased                          (20,446,112)   (6,178,150)
     Mortgage-backed securities                          (61,468,339)  (29,836,277)
     Investment securities                               (63,946,878)  (62,997,500)
   Proceeds from sale of real estate                       3,565,908     2,115,567
   Cash paid for acquisitions                            (15,266,182)            -
   Cash and cash equivalents from acquisitions             8,296,533             -
   Other, net                                             (1,198,429)      447,185
                                                        ------------  ------------
          Net cash provided by investing activities       35,197,394     9,640,506
                                                        ------------  ------------
Cash flows from financing activities:
   Increase in savings deposits, net                      17,610,111     6,360,598
   Decrease in borrowed money, net                       (56,381,089)  (31,060,491)
   Increase in advance payments by borrowers for
     taxes and insurance                                   8,660,632     7,783,691
   Dividends paid                                         (1,371,139)     (898,035)
   Other, net                                                522,757        82,320
                                                        ------------  ------------
          Net cash provided by (used in) financing
            activities                                   (30,958,728)  (17,731,917)
                                                        ------------  ------------
          Increase (decrease) in cash and cash
            equivalents                                   17,352,235    (5,545,737)
Cash and cash equivalents at beginning of period          23,705,494    20,690,764
                                                        ------------  ------------
Cash and cash equivalents at end of period              $ 41,057,729    15,145,027
                                                        ============  ============
Supplemental disclosures of cash flow information:
     Interest paid                                      $ 44,172,415    39,738,139
     Income taxes paid                                     5,149,393     2,492,384
   Noncash investing activities:
     Stock issued for acquisitions                        15,276,847             -
     Additions to real estate acquired in settlement
       of loans or through foreclosure                     2,699,146     2,280,625
     Loans originated to finance the sale of real estate      37,500        60,026
   Noncash financing activity - interest credited         29,431,742    24,469,094
                                                        ============  ============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                        September 30, 1997
                         (Unaudited)

 (1)  Basis of Presentation
      ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1997 and 1996.

Operating results for the three and nine months ended September
30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The Company's acquisition of L&B Financial, Inc. in Sulphur Springs, Texas (L&B Financial) was completed on February 28,
1997. The Company acquired L&B Financial for a combination of $15.3 million in cash and 547,950 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins Morris and Titus. The acquisition was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations only since the date of its acquisition. The excess of cost over fair value of net assets acquired was $5.9 million. Upon completion of
                            7                    (Continued)

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

the acquisition, L&B Financial was merged into First Federal.


The following unaudited information presents pro forma results of operations of the Company for the three and nine months ended September 30, 1997, compared with the same period in 1996, assuming the acquisitions of Texas Heritage and L&B Financial had taken place on January 1, 1996.

                                     Three months ended   Nine months ended
                                        September 30,       September 30,
                                     ------------------   ----------------
                                     1997       1996      1997       1996
                                     ------------------   ----------------
                                     (In thousands, except per share data)
Net interest income                  $  9,433    9,384    29,082     26,981
Net income (loss)                       2,360   (3,346)    7,135        863
                                     ========   ======    ======     ======

Earnings (loss) per share              $.49      (.71)     1.48       .18
                                       ====      ====      ====      ====

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

Earnings per share for the third quarter have been computed based upon net income for the three months ended September 30, 1997 and 1996, using 4,833,333 and 3,969,055 weighted average common shares and common stock equivalents outstanding, respectively. Year-to-date earnings per share for 1997 and 1996 have been computed based upon net income for the nine months ended September 30, 1997 and 1996, using 4,693,139 and 3,970,548 weighted average common shares and common stock equivalents outstanding, respectively.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

The following discussion reviews the results of operations and the financial condition of the Company as of and for the three and nine months ended September 30, 1997.

RESULTS of OPERATIONS

NET INCOME

Net income for the third quarter of 1997 increased to $2.4 million, or $.49 per share compared to a loss of $2.8 million, or $.72 per share in the comparable period of 1996. The Company experienced a loss during the third quarter of 1996 as the result of two large charges to earnings totaling $4.8 million net of income tax, or $1.19 per share. These third quarter charges consisted of a one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF") and a loss on sale of mortgage-backed securities incurred as the result of a strategic repositioning of the balance sheet. Excluding the third quarter charges, net income for the third quarter of 1996 would have been $1.9 million, or $.48 per share. Annualized return on average equity and annualized return on average assets for the third quarter of 1997 were 8.45% and 0.74%, respectively. Excluding the third quarter charges, annualized return on average equity and annualized return on average assets for the third quarter of 1996 would have been 9.24% and 0.68%, respectively. Weighted average shares outstanding for the third quarter of 1997 were 4,833,333 compared to 3,969,055 for the third quarter of 1996.

Net income for the nine months ended September 30, 1997 was $7.7 million, or $1.63 per share compared to $770,000, or $.19 per share, for the nine months ended September 30, 1996. Excluding the third quarter charges discussed above, net income for the nine months ended September 30, 1996 would have been $5.5 million, or $1.39 per share. Annualized return on average equity and annualized return on average assets were 9.66% and 0.81%, respectively, for the first nine months of 1997. Excluding the third quarter charges, annualized return on average equity and annualized return on average assets for the first nine months of 1996 would have been 9.00% and 0.65%, respectively. Weighted average shares outstanding for the nine months ended September 30, 1997 were 4,693,139 compared to 3,970,548 for the nine months ended September 30, 1996.

NET INTEREST INCOME

Net interest income for the third quarter of 1997 increased $1.8 million, or 23.0%, to $9.4 million compared to $7.7 million for the third quarter of 1996, as the result of growth in the Company's average interest-earning assets. The average balance of interest-earning assets increased $132.8 million to $1.2 billion during the third quarter of 1997 from $1.1 billion during the third quarter of 1996. The Company's interest rate spread increased to 2.78% for the quarter ended September 30, 1997 from 2.51% for the quarter ended September 30, 1996 and the net interest margin increased to 3.10% from 2.83% during the same periods.

Net interest income for the nine months ended September 30, 1997 increased $6.7 million, or 30.5%, to $28.5 million compared to $21.8 million for the nine months ended September 30, 1996, as the result of growth in the Company's interest-earning assets and improvement in the Company's interest rate spread. The average balance of interest-earning assets increased
$112.3 million to $1.2 billion during the nine months ended September 30, 1997 from $1.1 billion during the nine months ended September 30, 1996. The Company's interest rate spread increased to 2.87% for the nine months ended September 30, 1997 from 2.36% for the nine months ended September 30, 1996 and the net interest

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

margin increased to 3.15% from 2.67% during the same periods.

The principal factor in the improvement in net interest income during the 1997 periods has been the increase in average interest-earning assets resulting from the acquisitions of L&B Financial and Texas Heritage. Also contributing to the improvement in net interest income has been a continued expansion in the net interest margin which the Company attributes to several factors including the sale of lower yielding mortgage-backed securities during the third quarter of 1996 which provided the Company with funding for additional loan originations in the Texas market and the upward adjustment of rates on the Company's existing adjustable-rate loan portfolio. Another significant contributor to the increase in loan portfolio yields during recent periods has been the Company's construction and development lending through its Texas subsidiary. In order to improve the risk profile of the Texas subsidiary, however, the Company has previously determined to reduce its level of higher margin development lending in Texas. The Company's Texas subsidiary has also entered into a supervisory agreement with its federal regulator, the Office of Thrift Supervision ("OTS"), to curtail lending for acquisition and development purposes unless first approved by the OTS and to restrict the amount of residential construction loans which it may make to one borrower. In addition, the Company currently does not anticipate making additional acquisitions in the Texas market. As a result of these developments, the Company's net interest income may not experience increases in future periods comparable to those experienced during the past several years.

Loans originated and purchased totaled $320 million for the nine months ended September 30, 1997 compared to $277 million for the comparable period in 1996. Principal repayments for the first nine months of 1997 were $302 million compared to $207 million during the first nine months of 1996.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans for the third quarter of 1997 was $246,000 compared to $165,000 for the like period in 1996 and $1.2 million for the first nine months of 1997 compared to $495,000 for the like period in 1996. The increased provision for losses reflects management's decision to increase the level of loss reserves in its Texas subsidiary as a result of increased lending activity in that region. Loan charge-offs totaled $372,000, or .040% of average loans outstanding, for the nine months ended September 30, 1997 compared to $17,000, or
 .002% of average loans outstanding, for the nine months ended September 30, 1996. The increase was primarily the result of a $251,000 charge-off on a land development loan during the third quarter of 1997. At September 30, 1997, the allowance for losses on loans was $8.5 million, which represented .90% of net loans receivable compared to $6.5 million, or .74% of net loans receivable at December 31, 1996. The ratio of nonaccruing loans to net loans receivable was .47% at September 30, 1997 compared to .17% at December 31, 1996. See "Nonperforming Assets". Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic conditions.

NONINTEREST INCOME

Total noninterest income for the quarter ended
September 30, 1997 was $804,000 compared to a loss of $1.5 million for the quarter ended September 30, 1996.
Noninterest income during the 1996 period was significantly reduced by the $1.9 million pre-tax loss recognized during the third quarter on the strategic sale of $63.0 million in lower yielding mortgage-

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

backed securities to provide funding for continued loan growth. During the third quarter of 1997, management decided to sell
$23 million in mortgage-backed securities and $43 million in investment securities, all of which were classified as available for sale, resulting in a net pretax gain of $4,000. The proceeds from the sales were reinvested in mortgage-backed securities with improved interest rate risk profiles. Excluding these sales transactions, noninterest income increased $320,000 between the comparable periods. Gains on sale of loans receivable increased $136,000 as the result of an increase in loan sales to approximately $15 million for the quarter ended September 30, 1997 from approximately $7 million for the quarter ended September 30, 1996. Fees for other services to customers and servicing and other loan fees increased $136,000 and $62,000, respectively, primarily as the result of the acquisitions of Texas Heritage and L&B Financial which increased the Company's customer base for these charges. In the absence of continued acquisition activity, the Company cannot be assured of continued increases in these types of fee income.

Total noninterest income for the nine months ended September
30, 1997 was $2.3 million compared to $837,000 for the nine months ended September 30, 1996. For the nine month periods, gains and losses on sales of investment and mortgage-backed securities totaled a net gain of $4,000 during 1997 compared to a net loss of $1.3 million during 1996. In addition to the third quarter 1996 mortgage-backed securities sales discussed above, the Company sold $84.5 million in mortgage-backed securities during the first and second quarters of 1996 resulting in net gains of $634,000. Excluding gains and losses on sales of investment and mortgage-backed securities, noninterest income for the comparable nine month periods increased $125,000. Fees for other services to customers and servicing and other loan fees increased $396,000 and $99,000, respectively, primarily as the result of the acquisitions of Texas Heritage and L&B Financial. Gain on real estate operations decreased $307,000 which was mainly attributable to a $324,000 profit on the sale of real estate held for investment during the first nine months of 1996. Other noninterest income decreased $116,000 largely as the result of a $74,000 profit on the sale of assets owned by the Company's subsidiary, J.S. Services of Florida, Inc. during the nine months ended September 30, 1996. No such gains occurred during the like period in 1997.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 1997 was $6.2 million compared $10.2 million for the quarter ended September 30, 1996. During the third quarter of 1996 the Company incurred a $5.6 million pretax charge to earnings as the result of legislation passed to recapitalize the SAIF which provided for a one-time special assessment to all financial institutions holding SAIF-insured deposits. Excluding this one-time charge, total noninterest expense for the comparable periods increased $1.5 million. Compensation and employee benefits increased $950,000 due primarily to the acquisitions of Texas Heritage and L&B Financial and salary increases. Other noninterest expense increased $326,000, amortization of excess cost over fair value of net assets acquired increased $192,000 and occupancy expense increased $172,000 primarily as the result of the acquisitions of Texas Heritage and L&B Financial. Legal, examination and other professional fees increased $220,000 as the result of assistance relating to integrating the Texas acquisitions and actions taken in response to supervisory issues. The increases in these expenses were partially offset by a $355,000 decrease in federal insurance premiums as the result of lower assessment rates following the 1996 legislation to recapitalize the SAIF.

Noninterest expense for the nine months ended September 30, 1997 was $17.2 million compared $20.4 million for the nine months ended September 30, 1996. Excluding the one-time charge

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

to recapitalize the SAIF, total noninterest expense for the comparable periods increased $2.3 million. Compensation and employee benefits increased $1.6 million due primarily to the acquisitions of Texas Heritage and L&B Financial and salary increases. Other noninterest expense increased $627,000, amortization of excess cost over fair value of net assets acquired increased $496,000 and occupancy expense increased $482,000 primarily as the result of the acquisitions of Texas Heritage and L&B Financial. The increases in these expenses were partially offset by a $1.0 million decrease in federal insurance premiums as the result of lower assessment rates following the 1996 legislation to recapitalize the SAIF.

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate prior to the nondeductible amortization of excess cost over fair value of net assets acquired for the nine months ended September 30, 1997 was 34.8% compared to 38.3% for the like period in 1996. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FINANCIAL CONDITION

The Company's total assets increased $109.7 million, or 9.6%, to $1.3 billion at September 30, 1997 from $1.1 billion at December 31, 1996. This increase was due principally to a $58.5 million increase in net loans receivable, a $26.6 million increase in investment and mortgage-backed securities and a $17.4 million increase in cash, interest-bearing deposits and federal funds sold. The acquisition of L&B Financial contributed
$70.4 million to net loans receivable, $57.3 million to investment and mortgage-backed securities and $8.3 million in cash, interest-bearing deposits and federal funds sold.

The Company's savings deposits increased $122.6 million, or 12.9%, to $1.1 billion at September 30, 1997 from $947.1 million at December 31, 1996. The acquisition of L&B Financial brought in $104.9 million in new deposits. Borrowed money (consisting primarily of advances from the Federal Home Loan Bank) decreased by $46.4 million, or 47.5%, to $51.3 million at September 30, 1997 from $97.7 million at December 31, 1996. The decrease in borrowed money was funded by an increase in savings deposits, cash inflows from the sales and maturities of investment and mortgage-backed securities, and repayment of loans receivable.

Total stockholders' equity increased by $23.6 million, or 26.2%, to $113.5 million at September 30, 1997 from $89.9 million at December 31, 1996. The Company's ratio of stockholders' equity to assets increased to 9.03% at September 30, 1997 from 7.83% at December 31, 1996. The increase in stockholders' equity is primarily the result of shares issued in the acquisition of L&B Financial. The Company's book value per share at September 30, 1997 was $24.57 compared to $22.34 at December 31, 1996. Unearned ESOP shares of 387,183 and 382,538 were excluded in calculating book value per share at September 30, 1997 and December 31, 1996, respectively.

NONPERFORMING ASSETS

Summarized below are nonperforming assets at September 30, 1997 and December 31, 1996.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES
    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                                                  September 30, December 31,
                                                      1997         1996
                                                    -------    -----------
                                                    (dollars in thousands)
Restructured loans (1)                               $  174        179
                                                     ------      -----
Nonaccruing loans:
  Residential real estate                            $1,132      1,169
  Commercial real estate                                  -          -
  Construction                                        3,211         11
  Commercial                                              -         74
  Consumer                                              140        232
                                                     ------      -----
      Total nonaccruing loans                         4,483      1,486
      Applicable allowance for losses                   (35)       (43)
                                                     ------      -----
      Nonaccruing loans, net                          4,448      1,443
                                                     ------      -----
Foreclosed real estate, net                           3,751      4,460
                                                     ------      -----
Nonperforming assets, net                            $8,374      6,082
                                                     ======      =====
Nonperforming assets, net as a
  percentage of total assets                           0.67%      0.53%
                                                     ======      =====

(1) Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms. The unpaid balance of this loan was approximately $3,066,000 and $3,084,000 at September 30, 1997 and December 31, 1996, respectively.

Total nonperforming assets increased $2.3 million to $8.4 million at September 30, 1997 from $6.1 million at December 31, 1996 primarily as the result of a $3.0 million increase in nonaccruing loans, partially offset by a $709,000 decrease in foreclosed assets. The increase in nonaccruing loans was primarily the result of 44 single family construction loans to one builder totaling approximately $2.4 million being placed on nonaccrual when the builder filed bankruptcy. The properties securing the loans are single family residences located in the Dallas/Fort Worth metropolitan area which are in various stages of construction.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $10.2 million and $3.2 million at September 30, 1997 and December 31, 1996, respectively. The increase in impaired loans includes the increase in nonaccrual loans described above. In addition, impaired loans include two loans with a common guarantor totaling $2.9 million which are secured by commercial real estate and six construction loans to a builder totaling $1.9 million which are secured by single family residences located in the Dallas/Fort Worth metropolitan area. At September 30, 1997 $3.1 million of impaired loans had specific reserves of $741,000 and the remaining impaired loans of $7.1 million had no specific reserves. At December 31, 1996 $388,000 of impaired loans had specific reserves of $80,000 and the remaining impaired loans of $2.8 million had no specific reserves.

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

The Association and the Bank meet all existing regulatory capital requirements. Capital ratios at September 30, 1997, as computed under OTS capital standards, are as follows:

                                  Association                Bank
                              -----------------------------------------------
                                         Percent of                Percent of
                                Amount   Assets (2)      Amount    Assets (2)
                                ------   ----------      -------   ----------
                                          (Dollars in Thousands)
Tangible capital                $50,156    7.44%        $ 36,732     6.56%
Tangible capital requirement     10,117    1.50            8,396     1.50
                                -------    ----         --------     ----
 Excess                         $40,039    5.94%        $ 28,336     5.06%
                                =======    ====         ========     ====

Core capital                    $50,156    7.44%        $ 36,732     6.56%
Core capital requirement         20,235    3.00           16,792     3.00
                                -------    ----         --------     ----
 Excess                         $29,921    4.44%        $ 19,940     3.56%
                                =======    ====         ========     ====
Total capital (i.e., core and
  supplementary capital)        $52,044   13.91%        $ 41,154    11.12%
Risk-based capital requirement   29,925    8.00           29,610     8.00
                                -------    ----         --------     ----
 Excess                         $22,119    5.91%        $ 11,544     3.12%
                                =======    ====         ========     ====

(2) Based upon adjusted total assets for purposes of the tangible and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 5.52% and 5.57% at September 30, 1997 and December 31, 1996, respectively. The Bank's liquidity ratios were 11.64% and 6.40% at September 30, 1997 and December 31, 1996, respectively.

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

The Company's primary source of cash for investing and operating activities has been principal repayments on loans and mortgage-backed securities, proceeds from the sale of

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

investment and mortgage-backed securities, proceeds from maturing investment securities, and increases in savings deposits. Cash flows from investing activities provided
$35.2 million in funds during the first nine months of 1997. Cash flows from these financing activities and investing activities, which consisted primarily of $316.1 million in principal repayments on loans and mortgage-backed securities, $121.7 million in sales of investment and mortgage-backed securities, and $17.6 million in increased savings deposits, were used primarily to fund the Company's investing activities of originating loans and purchasing investment securities and to reduce borrowed money during the nine months ended September 30, 1997.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1997, the Company had commitments to originate loans of $21.3 million, to purchase residential adjustable-rate mortgages of $2.4 million, and to sell loans of $7.3 million.
Certificates of deposit which are scheduled to mature in one year or less at September 30, 1997 totaled $590.7 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at September 30, 1997, the Association has an available line of credit with the FHLB of Des Moines totaling $50.0 million and the Bank has an available line of credit with the FHLB of Dallas totaling
$16.0 million.

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

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS 129 which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement only there will be no impact on the Company's financial statements.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130 which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION

In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement only there will be no effect on the Company's financial position or results of operations.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

               Quantitative and Qualitative Disclosure
                      About Market Risk


Item is not applicable.

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              Exhibit 27  Financial Data Schedule.

         (b)  Reports on Form 8-K:

             On September 25, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 that one of its wholly owned subsidiaries, First Federal Savings Bank of North Texas, had entered into a supervisory agreement with its regulator, the Office of Thrift Supervision.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JEFFERSON SAVINGS BANCORP, INC.
                               Registrant


Date:  November 14, 1997       By: /s/ Paul J. Milano
                                   -----------------------------
                                   Paul J. Milano
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized
                                   Representative and
                                   Principal Financial Officer)