Form 10-K
period 1997-12-31
JEFFERSON SAVINGS BANCORP INC
filed 1998-03-31
CIK 895470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-21466

                        JEFFERSON SAVINGS BANCORP, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                      43-1625841
--------------------------------                        ------------------
    (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                       Identification No.)

14915 MANCHESTER ROAD, BALLWIN, MISSOURI                      63011
----------------------------------------                     --------
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (314) 227-3000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X       No _____
                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

As of March 17, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $205.3 million based on the closing sales price of $26.875 per share of the registrant's Common Stock on such date as quoted on the Nasdaq National Market. For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are deemed affiliates.

Number of shares of Common Stock outstanding as of March 17, 1998:    10,014,892

                      DOCUMENTS INCORPORATED BY REFERENCE

The following is a list of the documents incorporated by reference and the Parts of the Form 10-K into which such documents are incorporated:

     1. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders. (Part III)

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

     On December 30, 1996, the Company acquired Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") in exchange for $5.1 million in cash and 446,302 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). At the date of acquisition, Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of $56.0 million and mortgage-backed and investment securities of $7.3 million; Texas Heritage's total deposits were $64.7 million. As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas counties of Dallas, Rockwall and Tarrant. The acquisition, which was funded by Common Stock, available cash and borrowings, was accounted for using the purchase method. The excess cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into the Bank.

     On February 28, 1997, the Company acquired L&B Financial, Inc., the holding company for Loan & Building State Savings Bank, Sulphur Springs, Texas ("L&B Financial") for a combination of approximately $15 million in cash and 1,095,900 shares of Common Stock. L&B Financial's total assets were approximately $141 million, consisting primarily of loans receivable of $70 million and mortgage-backed and investment securities of $58 million; L&B Financial's total deposits were $104 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition was accounted for using the purchase
method.   The excess cost over fair value of net assets acquired was approximately $5.9 million. Upon completion of the acquisition, the operations of L&B Financial were merged into the Bank.

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

     THE ASSOCIATION. The Association conducts its business through ten offices located in the City of St. Louis, St. Louis County and St. Charles County. The Association was originally founded in 1927 as a Missouri mutual savings association. The Association converted to stock form in 1993 and converted to a federal charter in 1995. With $666.1 million in assets at December 31, 1997, the Association is one of the largest savings associations headquartered in the State of Missouri. The Association's market area consists of the City of St. Louis and St. Louis and St. Charles Counties, and, to a lesser extent, portions of Jefferson County, all in the State of Missouri. At December 31, 1997, over 73.0% of the Association's total loan portfolio was secured by properties located in the Association's market area and over 92.2% of the Association's deposits were from residents of the Association's market area.

     The St. Louis metropolitan area has a population of approximately 2.5 million, representing an increase of approximately 3% since 1980. The unemployment rate for the St. Louis metropolitan statistical area was 3.5% for the month of December 1997 which was significantly below the national average. According to 1990 census figures, per capita income in the St. Louis metropolitan statistical area was $15,681.

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

     The St. Louis area ranks sixth in the United States based on the number of Fortune 100 industrial corporations headquartered in the region, and ranks sixth in the nation in terms of headquarters of companies listed among the Fortune 500 largest industrial and service corporations.

     The Association's executive offices are located at 14915 Manchester Road, Ballwin, Missouri 63011 and its main telephone number is (314) 227-3000.

     THE BANK. The Bank was formed by the Company in 1995 through the merger of Longview, North Texas and Shelby-Panola following their acquisition by the Company. Subsequently, Texas Heritage and L&B Financial were merged into the Bank following their acquisitions. The Bank's operations currently include:
(i) seven offices in the suburban Dallas counties of Denton, Collin, Tarrant and Wise, a market which North Texas had served since 1957; (ii) five offices in the northeastern Texas counties of Gregg and Harrison, a market which Longview had served since 1934; (iii) five offices in the northeastern Texas counties of Bowie, Franklin, Hopkins, Morris and Titus, which L&B Financial had served since 1890; (iv) four offices in the suburban Dallas counties of Dallas, Rockwall and Tarrant, a market which Texas Heritage had served since 1984; and (v) one office in Panola County which Shelby-Panola had served since 1956. Both the suburban Dallas and the Northeast Texas areas have diversified economies and have experienced population growth in recent years. With $573.2 million in assets at December 31, 1997, the Bank is the eleventh largest savings association in the State of Texas.

     On September 25, 1997, the Bank entered into a Supervisory Agreement ("Agreement") with the OTS in connection with an OTS examination of the Bank for the period ended December 31, 1996. The Bank agreed to take corrective actions with respect to certain matters primarily related to the Bank's lending and asset classification functions, including compliance with the Bank's lending limits, the review of the loan portfolio in accordance with the Bank's asset classification policy and the correction of technical exceptions found in the Bank's credit and collateral files. The Bank also agreed to curtail loans for acquisition and development purposes without prior OTS approval and to restrict the amount of residential construction loans it may make to one borrower.
During the course of the examination and in its formal examination response to the OTS, the Bank advised the OTS that it had already taken, or committed to take, substantially all of the actions required by the Agreement, including internally imposed restrictions on the Bank's lending activities that are more stringent than those called for by the Agreement. The Company believes that the Bank is in compliance with the terms of the Agreement.

     The Bank's executive offices are located at 321 West Oak Street, Denton, Texas and its main telephone number is (940) 382-9676.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Company's loan portfolio totaled $924.9 million at December 31, 1997, representing 74.7% of total assets at that date. At December 31, 1997, the loan portfolio of the Association totaled $520.0 million, or 78.1% of its assets, and the loan portfolio of the Bank totaled $404.9 million, or 70.6% of its assets. It is the Company's policy to concentrate its lending within the market areas of the Association and the Bank. The Company estimates that approximately 81.7% of the Association's loans are secured by properties in the State of Missouri and 81.8% of the Bank's loans are secured by properties in the State of Texas.

     The Company's loan portfolio continues to consist primarily of loans secured by residential real estate. At December 31, 1997, $647.7 million, or 66.7% of the total loan portfolio, consisted of single-family, conventional residential mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company also makes conventional mortgage loans for the purpose of constructing single-family residences. At December 31, 1997, loans for the construction and development of single-family residential real estate totaled $163.4 million, or 16.8% of the Company's total loan portfolio. At December 31, 1997, the remainder of the Company's portfolio of residential mortgage loans consisted primarily of home equity lines of credit secured by mortgages on residential real estate. Such loans totaled $54.2 million, or 5.6% of the total loan portfolio, at December 31, 1997.

     At December 31, 1997, loans secured by commercial real estate totaled $80.8 million, or 8.3% of the total loan portfolio. To a limited extent, the Savings Association Subsidiaries originate consumer and commercial loans. Consumer loans, which primarily consist of automobile loans, education loans and loans secured by savings deposits, totaled $13.0 million, or 1.3% of the Company's total loan portfolio at December 31, 1997. Commercial loans totaled $9.8 million, or 1.0%, of the total loan portfolio.

     Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. As of December 31, 1997, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                            AT DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                          1997                  1996              1995              1994                1993
                               ------------------------  -----------------  ----------------  ------------------  -----------------
                                   AMOUNT          %      AMOUNT      %      AMOUNT      %      AMOUNT      %      AMOUNT      %
                               ---------------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family (1)..........         $647,735   66.72%  $623,754   63.51%  $629,327   75.74%  $501,307   84.98%  $234,101   72.63%
  Home equity................           54,156    5.58     44,924    4.57     26,826    3.23     22,685    3.84     21,431    6.65
  FHA insured/VA guaranteed..            2,073    0.21        968    0.10      1,065    0.13        931    0.16      1,203    0.37
  Commercial.................           80,758    8.32     56,667    5.77     61,485    7.40     56,192    9.52     58,382   18.11
  Construction and
   development...............          163,390   16.83    242,143   24.66    105,339   12.68      5,945    1.67      5,385    1.67
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total real estate loans          948,112   97.65    968,456   98.61    824,042   99.18    587,060   99.51    320,502   99.43
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Commercial...................            9,775    1.01      5,000    0.51      2,000    0.24      2,000    0.34      1,000    0.31
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Consumer loans:
  Automobile.................            3,134    0.32      1,649    0.17        875    0.10        148    0.02        188    0.06
  Loans secured by savings
   deposits..................            5,532    0.57      3,658    0.37      3,410    0.41        297    0.05        240    0.07
  Education..................              191    0.02        178    0.02        229    0.03        224    0.04        254    0.08
  Other......................            4,179    0.43      3,195    0.32        341    0.04        213    0.04        151    0.05
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total consumer loans...           13,036    1.34      8,680    0.88      4,855    0.58        882    0.15        833    0.26
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
        Total loans
         receivable..........          970,923  100.00%   982,136  100.00%   830,897  100.00%   589,942  100.00%   322,353  100.00%
                                                ======             ======             ======             ======             ======

Add (deduct):
  Loans in process...........          (38,126)           (89,573)           (38,458)            (3,755)            (5,380)
  Unearned (discounts)
   premiums, net.............           (1,112)            (1,786)              (621)               111                115
  Deferred loan costs
   (fees), net...............            1,417              1,157              1,363              2,163               (362)
  Allowance for losses.......           (8,182)            (6,529)            (5,096)            (3,471)            (3,190)
                                      --------           --------           --------           --------           --------
      Loans receivable, net..         $924,920           $885,405           $788,085           $584,990           $313,518
                                      ========           ========           ========           ========           ========

------------------------
(1)  Includes loans held for sale of $2,193,000, $2,821,000, $1,787,000,
     $752,000 and $610,000 at December 31, 1997, 1996, 1995, 1994 and 1993,
     respectively.

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth certain information as of December 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of
principal, based on contractual terms to maturity.   Demand loans, loans having
no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                             DUE AFTER
                                DUE WITHIN  ONE THROUGH  DUE AFTER
                                 ONE YEAR   FIVE YEARS   FIVE YEARS   TOTAL
                                ----------  -----------  ----------  --------
                                                  (IN THOUSANDS)
Residential real estate.......    $ 25,514     $107,903    $570,547  $703,964
Commercial real estate........      21,673       26,200      32,885    80,758
Construction and development..     138,029       24,018       1,343   163,390
Commercial....................       5,775        4,000          --     9,775
Consumer......................       7,906        4,290         840    13,036
                                  --------     --------    --------  --------
 Total........................    $198,897     $166,411    $605,615  $970,923
                                  ========     ========    ========  ========

     The following table sets forth as of December 31, 1997 the dollar amount of the loans maturing subsequent to the year ending December 31, 1998 broken down between those with predetermined interest rates and those with adjustable interest rates.

                                   PREDETERMINED    FLOATING OR
                                       RATES      ADJUSTABLE RATES   TOTAL
                                   -------------  ----------------  --------
                                                 (IN THOUSANDS)
   Residential real estate.......       $142,272          $536,178  $678,450
   Commercial real estate........         14,259            44,826    59,085
   Construction and development..         12,815            12,546    25,361
   Commercial....................             --             4,000     4,000
   Consumer......................          4,659               471     5,130
                                        --------          --------  --------
      Total......................       $174,005          $598,021  $772,026
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

     The Company uses commissioned representatives to identify single-family mortgage loan origination opportunities in the Association's market area. Loan representatives are paid commissions on all loans originated by the Association pursuant to their referrals. No loans may be originated by the Association pursuant to this program unless the borrower meets the same underwriting criteria as applied to the Association's other single-family mortgage loans.

     To further supplement originations, the Company has undertaken residential mortgage loan purchases both on a bulk and an individual loan basis. All such loans are underwritten using the same underwriting guidelines as are applied to direct originations and are generally secured by properties in the Company's market area.

     As a result of its acquisitions of Longview, North Texas and Shelby-Panola during fiscal year 1995, the Company increased its loan portfolio by $208.3 million after purchase accounting adjustments. The Company added $56.0 million in loans to the portfolio through its purchase of Texas Heritage in 1996 and $70.4 million in loans to the portfolio through its purchase of L&B Financial in 1997. The resulting premiums and discounts are being amortized or accreted to income consistent with the accounting policies of the Company.

     The Savings Association Subsidiaries sell whole loans to institutional investors, including the Federal Home Loan Mortgage Corporation ("FHLMC"). The bulk of such loan sales consist of long-term, fixed-rate mortgage loans which are sold in furtherance of the Company's goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Savings Association Subsidiaries generally obtain a purchase commitment from the institutional investor prior to committing to an interest rate to the borrower. In connection with the origination of the loan, the Savings Association Subsidiaries may charge an origination fee of between one and two points depending on competition, which the Association retains upon the sale of the related loans.

     The following table sets forth certain information with respect to the loan origination, purchase and sale activity of the Company during the periods indicated, including loans acquired in business combinations.

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1997       1996       1995
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Loans originated:
  Real estate loans:
    Construction and development..................  $172,505   $234,192   $ 72,104
    Single-family.................................   140,878     66,754     65,847
    Home equity...................................    35,106     37,130     13,497
    FHA insured/VA guaranteed.....................     1,029        793      1,352
    Commercial real estate........................    10,453     12,017      8,027
  Commercial......................................     8,587      3,418         --
  Consumer........................................     9,310      3,842      1,311
                                                    --------   --------   --------
      Total loans originated......................   377,868    358,146    162,138
                                                    --------   --------   --------

Loans purchased:
  Real estate loans:
    Single-family.................................    48,738      8,644     25,431
    Commercial....................................       773        473      1,000
    Construction..................................        --         --        971
                                                    --------   --------   --------
      Total loans purchased.......................    49,511      9,117     27,402
                                                    --------   --------   --------

Loans acquired in business combinations:
  Real estate loans:
    Construction..................................     3,111     23,311     33,006
    Single-family.................................    44,974     28,141    152,703
    Home improvement..............................        13         --      1,065
    FHA insured/VA guaranteed.....................       116        286        450
    Commercial real estate........................    19,803     13,453     19,961
  Consumer........................................     5,063      2,181      4,297
  Less allowance for loss, unearned discount and
    deferred fees.................................    (2,658)   (11,333)    (3,152)
                                                    --------   --------   --------
    Total loans acquired in acquisitions..........    70,422     56,039    208,330
                                                    --------   --------   --------

Loans sold:
  Residential real estate.........................    45,232     32,893     27,190
  Commercial real estate..........................        --         --      1,157
                                                    --------   --------   --------
    Total loans sold..............................    45,232     32,893     28,347
                                                    --------   --------   --------

Principal repayments..............................   409,383    290,969    165,052
Decrease (increase) in other items, net...........    (4,071)    (2,120)    (1,376)
                                                    --------   --------   --------

Net increase......................................  $ 39,515   $ 97,320   $203,095
                                                    ========   ========   ========

     LOAN UNDERWRITING POLICIES. The Savings Association Subsidiaries' lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures prescribed by the Savings Association Subsidiaries' respective Boards of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the Savings Association Subsidiaries' Boards of Directors. All loans made by the Association must be approved by at least two members of the Management Loan Committee, which consists of the Senior Vice President/Senior Lending Officer and two Loan Officers. Loans of up to $200,000 may be approved by the two Loan Officers. Approval of the full Management Loan Committee is required for any loan between $200,000 and $500,000. Any loan in excess of $500,000 must be approved by the Board of Directors. For the Bank, loans of up to $150,000 may be approved by a loan officer. Loans of greater than $150,000 up to $500,000 may be approved by the Management Loan Committee and loans greater than $500,000 must be approved by the Loan Committee of the Bank's Board of Directors.

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

     Under federal law, the Association and the Bank may not make loans to a single borrower that exceed in the aggregate of 15% of their respective unimpaired capital and unimpaired surplus. Pursuant to the Agreement, the Bank has agreed to limit its residential construction lending to a maximum credit line to any one borrower to 75% of its legal lending limit until it reduces its classified assets to certain levels.

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

     The Company's loan portfolio also includes residential mortgage loans with interest rate adjustments indexed to published cost-of-funds indices for thrift institutions in various FHLB districts. Due to delays in the publishing of these indices, the interest rates on loans so indexed do not adjust as quickly as loans indexed to the Treasury Index and, for that reason, the Savings Association Subsidiaries no longer originate or purchase such loans. At December 31, 1997, the Savings Association Subsidiaries held approximately $30.5 million in adjustable-rate loans and mortgage-backed securities indexed to various cost-of-funds indices.

     The retention of adjustable-rate mortgage loans in the Company's loan portfolio helps reduce the Company's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, the adjustable-rate mortgages originated by the Company may provide for initial rates of interest below the rates which would apply were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect, replacing the lower initial rate. Although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Company's adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Company's cost of funds. Because borrowers may generally prepay adjustable-rate residential mortgage loans without penalty, such mortgages expose the Company to prepayment risk in a declining interest rate environment.

     The Savings Association Subsidiaries also originate conventional fixed-rate mortgage loans secured by single-family residential properties. All fixed-rate loans are underwritten according to FHLMC and FNMA guidelines, utilizing their approved documents, so that the loans qualify for sale in the secondary mortgage market.

     HOME EQUITY LENDING. Home equity loans are generally made on the security of residences and normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to ten years. The Company's home equity loans require the payment of interest only until maturity when unpaid principal is due. Because Texas law historically restricted the creation of any lien on a primary residence other than a first lien, the Company has not offered home equity loans in Texas. Effective January 1, 1998, the Texas Constitution was amended to permit the encumbrance of homesteads for non-recourse, closed-end, home equity loans provided that the aggregate indebtedness secured by the homestead does not exceed 80% of its fair market value. The Bank anticipates offering such loans on a limited basis. At December 31, 1997, total outstanding home equity loans totaled $54.2 million, or 5.6% of the Company's total loan portfolio.

     COMMERCIAL REAL ESTATE LENDING. The Company currently originates commercial real estate loans which are generally secured by apartments, retail stores, hotels, office buildings, warehouses and other income-producing commercial property.

     At December 31, 1997, the principal concentrations in the Company's commercial real estate loan portfolio were as follows:

                                                          AMOUNT
         TYPE OF LOAN                                (IN THOUSANDS)
         ------------                                --------------
         Office buildings...........................     $16,631
         Multi-family...............................      17,545
         Hotels and restaurants.....................       9,418
         Other......................................      37,164
                                                         -------
                                                         $80,758
                                                         =======

     The Company's two largest commercial real estate loans at December 31, 1997 were a $4.3 million loan secured by a retail shopping center located in St. Louis County and a $4.1 million loan secured by two retail centers in
Springfield, Missouri.   At December 31, 1997, the Company's ten largest
commercial real estate loans amounted to $31.0 million, or 38.4% of the Company's portfolio of commercial real estate loans. None of these loans were on non-accrual at December 31, 1997.

     At December 31, 1997, commercial real estate loans totaled $80.8 million, or 8.3% of the Company's total loan portfolio, as compared to $56.7 million, or 5.8%, at December 31, 1996. The Company originated $8.0 million, $12.0 million and $10.5 million of commercial real estate loans during the years ended December 31, 1995, 1996 and 1997, respectively.

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

     Under federal law, the aggregate amount of loans which a savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's total capital. Under this standard, at December

31, 1997, the Association was permitted to invest in nonresidential real property loans in an aggregate amount equal to $207.7 million and the Bank was permitted to invest an aggregate amount equal to $152.6 million .

     CONSTRUCTION LENDING. Through the Savings Association Subsidiaries, the Company engages in construction lending to qualified borrowers for construction of single-family residential properties including loans for the acquisition and development of land for the construction of single-family residences. These properties are primarily located in the Company's market areas. At December 31, 1997, the Company's loan portfolio included $163.4 million in construction loans all of which were for the construction or development of single-family homes. Generally, loans for the construction of owner-occupied, single-family residential properties are made on an adjustable-rate basis and for terms of from six to 12 months, during which time the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans generally have a maximum loan-to-value ratio of 80%. At December 31, 1997, there were no construction loans with a loan-to-value ratio in excess of 80%. Borrowers must satisfy all credit requirements which would apply to the Savings Association Subsidiaries' permanent mortgage loan financing for the subject property.

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

     Under its Agreement with OTS, the Bank has agreed to curtail its lending for purposes of acquisition, development and construction ("ADC") without prior written OTS approval. In addition, the Bank agreed to, on an ongoing basis, develop, adopt, and implement underwriting policies and procedures, in keeping with industry standards, to address construction lending, ADC lending, commercial real estate, credit analysis, asset classification, allowance for loan and lease losses, and appraisals. The Bank has also agreed to have a written review prepared by an independent appraiser for all loans and credit applications greater than $ 1 million. The Bank's residential construction lending is limited to a maximum credit line of 75% of the Bank's legal lending limit until such time as the Bank has reduced its classified assets to 25% or
less of Tier 1 core capital plus its allowance for loan and lease losses.    The
Company and the Bank believe that the Bank is in full compliance with the terms of the Agreement.

     CONSUMER LENDING. The Company does not emphasize consumer loans, but originates such loans as an accommodation to its customers. The consumer loans originated by the Company include automobile loans, education loans and loans secured by savings deposits. At December 31, 1997, consumer loans totaled $13.0 million, or 1.3% of the Company's total loan portfolio.

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

     The Company makes savings deposit loans for up to 100% of the depositor's savings deposit balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings deposit loans are payable on demand. Interest is billed on a monthly or quarterly basis. At December 31, 1997, total loans on savings deposits were $5.5 million, or 0.6% of the total loan portfolio.

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

     In underwriting consumer loans, the Company places primary emphasis on the borrower's credit history and an analysis of the borrower's income and expenses, perceived ability to repay the loan and the value of the collateral, if any. At December 31, 1997, $72,000 of the Company's consumer loans were 90 days or more delinquent. The Company's policy is generally to fully provide for losses in consumer loans not secured by real property at such time as the loan becomes greater than 90 days delinquent.

     COMMERCIAL LENDING. The Association and the Bank are also authorized to invest up to 20% of their respective assets in loans for commercial, corporate, business or agricultural purposes but have traditionally not engaged in this form of lending. The Association has extended warehouse lines of credit totaling $9.0 million at December 31, 1997 to three local mortgage brokers. Under these arrangements, the Association provides temporary funding for residential first mortgage loans originated by the mortgage brokers until the brokers can deliver the loans for resale in the secondary market. The lines of credit are secured by assignments of the notes underlying the mortgage loans.

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

     In addition to the foregoing fees, the Company receives fees for servicing loans which have been sold to other financial institutions or to FHLMC or FNMA. Servicing activities include the collection and processing of mortgage payments, accounting for loan funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. As compensation for these services, the Company is generally permitted to retain a portion of the monthly payment. Loan servicing fees have not been a significant source of income for the Company. At December 31, 1997, the Company was servicing approximately $85.8 million in loans sold to others, all of which were residential mortgage loans.

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

                                                         AT DECEMBER 31,
                                          ------------------------------------------
                                           1997     1996     1995     1994     1993
                                          -------  -------  -------  -------  ------
                                                         (DOLLARS IN THOUSANDS)
Restructured loans......................  $  210   $  179   $  546   $   --   $   --
                                          ------   ------   ------   ------   ------

Nonaccruing loans:
  Residential real estate...............  $1,826   $1,169   $1,687   $  249   $  192
  Commercial real estate................   1,214       --       26       --       --
  Construction..........................   2,294       11      707       --       --
  Commercial............................      --       74       15       --       --
  Consumer..............................      72      232       42       --       --
                                          ------   ------   ------   ------   ------
    Total nonaccruing loans.............   5,406    1,486    2,477      249      192
    Applicable allowance for losses.....    (152)     (43)      --       --       --
                                          ------   ------   ------   ------   ------
        Nonaccruing loans, net..........   5,254    1,443    2,477      249      192
                                          ------   ------   ------   ------   ------
          Total restructured and
            nonaccruing loans, net......   5,464    1,622    3,023      249      192
                                          ------   ------   ------   ------   ------

        Nonperforming loans, net as a
          percentage of net loans.......    0.59%    0.18%    0.38%    0.04%    0.06%
                                          ======   ======   ======   ======   ======

Foreclosed assets:
  Residential...........................  $  880   $1,584   $  436   $   70   $  605
  Commercial............................   1,315    1,195    3,163    3,002    7,464
  Construction..........................   2,596    2,115      343       --       --
  Commercial............................      --       --       --       --       --
                                          ------   ------   ------   ------   ------
    Total foreclosed assets.............   4,791    4,894    3,942    3,072    8,069
    Applicable allowance for losses.....    (535)    (434)    (272)    (455)    (457)
                                          ------   ------   ------   ------   ------
        Foreclosed assets, net..........   4,256    4,460    3,670    2,617    7,612
                                          ------   ------   ------   ------   ------

        Nonperforming assets, net.......  $9,720   $6,082   $6,693   $2,866   $7,804
                                          ======   ======   ======   ======   ======

        Nonperforming assets, net as a
          percentage of total assets....    0.79%    0.53%    0.59%    0.33%    1.38%
                                          ======   ======   ======   ======   ======

     Total nonperforming assets increased from $6.1 million (or 0.53% of assets) at December 31, 1996 to $9.7 million (or 0.79% of assets) at December 31, 1997 after declining from $6.7 million (or 0.59% of assets) at December 31, 1995.
The increase in nonperforming assets during the most recent fiscal year is attributed to an increase in nonaccruing construction loans, which consists of eleven loans for the construction of single-family residences in the Dallas/Fort Worth metropolitan area, a $1.2 million increase in nonaccruing commercial real estate loans, which consists of one loan secured by commercial real estate in the Dallas/Fort Worth metropolitan area and one loan secured by commercial real estate in Longview, Texas, and a $657,000 increase in nonaccruing residential
real estate loans.   Nonperforming assets increased to $6.7 million, or 0.59% of assets at December 31, 1995 from $2.9 million, or 0.33%, of assets at December 31, 1994, primarily as a result of the acquisition of the Bank. Between December 31, 1993 and 1994, nonperforming assets declined from $7.8 million to $2.9 million. The majority of the decline in such assets was the result of a $5.0 million decline in foreclosed assets due to the sale of a large portion of a shopping center in St. Louis County that was acquired through foreclosure during 1992.

     At December 31, 1997, the Company's foreclosed assets consisted primarily of three commercial properties carried on the Company's books at $1.3 million, 15 single-family residences carried on the Company's books at $880,000 and $2.6 million in residential construction loans. See " -- Real Estate Acquired Through Foreclosure." The Company's restructured loans consist of four loans totaling approximately $210,000 secured by single-family residences located in Denton, Panola, Burnett and Hopkins counties in Texas. Not included in restructured loans is a $3.1 million loan secured by a country club and leasehold on a golf course in St. Charles County, Missouri which was restructured during 1991 because of the borrower's inability to meet debt service. Because the loan has been performing since the date of restructuring, provides for principal amortization and bears a market interest rate, management does not consider this a nonperforming loan and has excluded it from the table above. At December 31, 1997, the Company had one single-family construction loan totaling $623,000 that was more than 90 days past the maturity date with regard to principal repayment. Interest payments on the loan were less than 90 days past due and the loan was still accruing interest. Since the interest due on this loan was less than 90 days past due, the loan is not considered a nonperforming asset.

     During the year ended December 31, 1997, gross interest income of approximately $523,000 and $17,000, would have been recorded on nonaccruing loans and on restructured loans, respectively, if such loans had been current throughout the period according to their original terms. Only cash received of $296,000 was included in income during the year ended December 31, 1997 on nonaccruing loans. Approximately $15,000 in interest on restructured loans was included in income during the year ended December 31, 1997.

     At December 31, 1997, there were $3.3 million of loans which were not classified as nonaccrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. These loans are classified as impaired and were identified through normal internal credit review procedures.

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

     The Company has determined that on a consolidated basis at December 31, 1997 it had $14.5 million, net of reserves, in assets classified as substandard, no assets classified as doubtful and $1.1 million in assets classified as loss. Substandard assets included $1.8 million in residential loans, $76,000 in consumer loans, $4.8 million in construction loans, $3.3 million in commercial real estate loans and $4.3 million, net of reserves, in real estate acquired through foreclosure. Assets classified as loss, which are fully reserved, consisted of $363,000 in real estate acquired through foreclosure and $696,000 in mortgage loans.

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

     Although the Company has experienced higher loan charge-off activity in the last three fiscal years than in the fiscal years prior to that, net charge-offs have continued to represent a small percentage of average loans outstanding.
The ratio of the allowance to nonaccruing loans at December 31, 1997 was 151.3%. The Company has increased its provision for loan losses during the two most recent fiscal years in order to maintain the allowance for loan losses at a prudent level and to allow for future growth in the portfolio primarily as a result of the Texas acquisitions.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                  1997     1996     1995     1994     1993
                                                 -------  -------  -------  -------  -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period.................  $6,529   $5,096   $3,471   $3,190   $2,974
Reserves acquired in business combinations.....   1,156      851    1,378       --       --

Loans charged-off:
  Residential real estate......................     (91)     (24)      --      (19)     (24)
  Commercial real estate.......................      --       --      (91)      --       --
  Construction.................................    (546)     (42)     (31)      --       --
  Commercial...................................      (7)      --       --       --       --
  Consumer.....................................    (137)     (12)      --       --       --
                                                 ------   ------   ------   ------   ------
     Total charge-offs.........................    (781)     (78)    (122)     (19)     (24)
                                                 ------   ------   ------   ------   ------

Recoveries:
  Residential real estate......................      18       --       --       --       --
  Commercial real estate.......................      --       --       --       --       --
  Construction.................................      --       --       --       --       --
  Commercial...................................      --       --       --       --       --
  Consumer.....................................      --       --        2       --       --
                                                 ------   ------   ------   ------   ------
     Total recoveries..........................      18       --        2       --       --
                                                 ------   ------   ------   ------   ------

Net loans charged-off..........................    (763)     (78)    (120)     (19)     (24)
                                                 ------   ------   ------   ------   ------
Provision charged to expense...................   1,260      660      367      300      240
                                                 ------   ------   ------   ------   ------
Balance at end of period.......................  $8,182   $6,529   $5,096   $3,471   $3,190
                                                 ======   ======   ======   ======   ======

Ratio of net charge-offs to average
  loans outstanding during the period..........    0.08%    0.01%    0.02%    0.01%    0.01%
                                                 ======   ======   ======   ======   ======

Ratio of allowance to net loans................    0.88%    0.74%    0.65%    0.59%    1.02%
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


                                                              AT DECEMBER 31,
                                -----------------------------------------------------------------------------
                                        1997                      1996                         1995
                                --------------------  --------------------------  ---------------------------
                                         PERCENT OF                  PERCENT OF                    PERCENT OF
                                          LOANS IN                    LOANS IN                      LOANS IN
                                        CATEGORY TO                 CATEGORY TO                   CATEGORY TO
                                AMOUNT  TOTAL LOANS      AMOUNT     TOTAL LOANS      AMOUNT       TOTAL LOANS
                                ------  ------------  ------------  ------------  ------------  -------------
                                                             (DOLLARS IN THOUSANDS)
Residential real estate.......  $1,640     72.51%       $ 1,354         68.18%       $ 1,050         79.10%
Commercial real estate........   2,896      8.32          1,199          5.77            535          7.40
Construction and development..   1,557     16.83          3,007         24.66            139         12.68
Commercial....................      43      1.01              4          0.51             --          0.24
Consumer......................     107      1.34            152          0.88             71          0.58
Unallocated...................   1,939        --            813            --          3,301            --
                                ------     -----        -------        ------        -------        ------
                                $8,182     100.00%      $ 6,529        100.00%       $ 5,096        100.00%
                                ======     ======       =======        ======        =======        ======

                                                 AT DECEMBER 31,
                                -------------------------------------------------
                                        1994                     1993
                                -------------------     -------------------------
                                        PERCENT OF                  PERCENT OF
                                        LOANS IN                    LOANS IN
                                        CATEGORY TO                 CATEGORY TO
                                AMOUNT  TOTAL LOANS     AMOUNT     TOTAL LOANS
                                ------  -----------     ------     -----------
                                            (DOLLARS IN THOUSANDS)
Residential real estate.......  $  529         88.98%   $   259         79.65%
Commercial real estate........     875          9.52        883         18.11
Construction and development..      --          1.01         --          1.67
Commercial....................      --          0.34         --          0.31
Consumer......................       7            --          9          0.26
Unallocated...................   2,060            --      2,039            --
                                ------        -------   --------       -------
                                $3,471        100.00%   $ 3,190        100.00%
                                ======        =======   ========       =======

     Included in the above amounts are specific reserves totaling $696,000, $108,000 and $26,000 at December 31, 1997, 1996 and 1995, respectively, related to loans classified as loss. No specific reserves were included in the amounts shown above at December 31, 1994 or 1993. There were no loans classified as a loss at any of the other dates disclosed above.

     REAL ESTATE ACQUIRED THROUGH FORECLOSURE. Real estate acquired through foreclosure is initially recorded at fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through independent appraisal at the time of foreclosure. At December 31, 1997, the Company held no foreclosed assets for which market prices were unavailable. If considered necessary, the Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1997, the Company's largest foreclosed asset was an office building in St. Louis County, Missouri which was acquired in November 1995 resulting in a carrying value of $837,000.

MORTGAGE-BACKED SECURITIES

     The Company maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are tranches collateralized by federal agency securities with weighted average lives aggregating approximately 1.2 years at December 31, 1997. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. See
Note 5 of Notes to Consolidated Financial Statements included under Item 8 hereof. Because the Company receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Association and Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation of the Savings Association Subsidiaries -
- Qualified Thrift Lender Test" and "Taxation."

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

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated. All such securities were classified as available-for-sale at such dates.

                                                            AT DECEMBER 31,
                                         ---------------------------------------------------
                                               1997             1996               1995
                                         ---------------  ---------------  -----------------
                                         AMOUNT     %     AMOUNT     %      AMOUNT      %
                                         -------  ------  -------  ------  --------  -------
                                                            (DOLLARS IN THOUSANDS)
Available for Sale:
------------------

  GNMA.................................  $60,641   70.9%  $31,762   33.4%  $  4,002       1.7%
  FHLMC................................    5,550    6.5    19,550   20.5     24,475      10.5
  FNMA.................................   11,596   13.6    14,991   15.7    109,461      47.0
  CMOs.................................    7,693    9.0    28,900   30.4     94,945      40.8
                                         -------  -----   -------  -----   --------     -----
     Total mortgage-backed securities
      available for sale...............  $85,480  100.0%  $95,203  100.0%  $232,883     100.0%
                                         =======  =====   =======  =====   ========     =====

     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Company's mortgage-backed securities at December 31, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   AT DECEMBER 31, 1997
                                     --------------------------------------------------------------------------------
                                            ONE TO FIVE         GREATER THAN FIVE
                                               YEARS                 YEARS                        TOTAL
                                     -----------------------  --------------------  --------------------------------
                                                  WEIGHTED               WEIGHTED              APPROXIMATE  WEIGHTED
                                     AMORTIZED    AVERAGE     AMORTIZED   AVERAGE   AMORTIZED    MARKET      AVERAGE
                                       COST        YIELD        COST       YIELD      COST        VALUE       YIELD
                                     ---------  ------------  ---------  ---------  ---------  -----------  --------
                                                                  (DOLLARS IN THOUSANDS)
Available for Sale:
------------------
  GNMA.............................     $   17         8.62%    $60,531      5.30%    $60,548      $60,641      5.30%
  FHLMC............................      3,196         6.24       2,314      6.85       5,510        5,550      6.49
  FNMA.............................        880         6.46      10,590      6.81      11,470       11,596      6.79
  CMOs.............................         --           --       7,742      6.19       7,742        7,693      6.19
                                        ------                  -------               -------      -------
   Total mortgage-backed
    securities available for sale..     $4,093         6.30%    $81,177      5.63%    $85,270      $85,480      5.66%
                                        ======                  =======               =======      =======

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

     The Association and the Bank are each required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage-backed securities equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Association for the month of December 1997 were approximately 20% and 3%, respectively, and for the Bank were approximately 23% and 5%, respectively.

     The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated. At December 31, 1997, 1996 and 1995, all investment securities were classified as available for sale.

                                                            AT DECEMBER 31,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------
                                                              (IN THOUSANDS)
Investment securities (at fair value):
  U.S. government and federal agency obligations..  $129,660  $ 85,339   $47,797
  Tax-free municipal bonds........................       337       363       793
                                                    --------  --------   -------
      Total investment securities.................   129,997    85,702    48,590
                                                    --------  --------   -------

Other investments (at cost):
  Interest-bearing deposits.......................    12,673    11,531    18,745
  Federal funds sold..............................     9,870     4,815        --
  FHLB stock......................................    16,741    15,769    16,520
                                                    --------  --------   -------
      Total investments...........................  $169,281  $117,817   $83,855
                                                    ========  ========   =======

     The following table sets forth the scheduled maturities, amortized costs, market values and average yields for the Company's investment securities portfolio at December 31, 1997.

                                                                 AT DECEMBER 31, 1997
                                   -------------------------------------------------------------------------------
                                        ONE TO FIVE          GREATER THAN FIVE
                                           YEARS                   YEARS                       TOTAL
                                   -----------------------  --------------------  --------------------------------
                                                WEIGHTED               WEIGHTED              APPROXIMATE  WEIGHTED
                                   AMORTIZED    AVERAGE     AMORTIZED   AVERAGE   AMORTIZED    MARKET      AVERAGE
                                     COST        YIELD        COST       YIELD      COST        VALUE       YIELD
                                   ---------  ------------  ---------  ---------  ---------  -----------  --------
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
    U.S. government and federal
      agency obligations.........   $114,237         6.82%    $15,000      6.72%   $129,237     $129,660      6.81%
    Tax-free municipal bonds.....        337         5.04          --        --         337          337      5.04
                                   ---------                ---------             ---------  -----------
Total investment securities......   $114,574         6.82     $15,000      6.72    $129,574     $129,997      6.81
                                   =========                =========             =========  ===========

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of funds for the lending and investment activities of the Savings Association subsidiaries and for general operational purposes. In addition to deposits, the Savings Association Subsidiaries derive funds from borrowed money, loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

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

                                             AT DECEMBER 31, 1997              AT DECEMBER 31, 1996
                                      ---------------------------------  -------------------------------
                                                             INCREASE                        INCREASE
                                                            (DECREASE)                      (DECREASE)   AT DECEMBER 31, 1995
                                                                                                         --------------------
                                                   % OF     FROM PRIOR               % OF    FROM PRIOR               % OF
                                      BALANCE    DEPOSITS      YEAR      BALANCE   DEPOSITS     YEAR     BALANCE    DEPOSITS
                                      -------    --------   ---------    -------   --------  ---------   -------    ---------
                                                                           (DOLLARS IN THOUSANDS)
Passbook and statement savings.....  $   48,750      4.67%  $    390    $ 48,360      5.11%  $ (1,841)  $ 50,201       5.77%
NOW................................      57,174      5.47      6,136      51,038      5.39      3,958     47,080       5.41
Money market.......................     128,121     12.26     19,165     108,956     11.50     15,415     93,541      10.75
                                     ----------    ------   --------    --------    ------   --------   --------     ------
  Total............................     234,045     22.40     25,691     208,354     22.00     17,532    190,822      21.93
                                     ----------    ------   --------    --------    ------   --------   --------     ------

Certificates of deposit:
  Fixed-rate, fixed-term...........       5,220      0.50     (3,487)      8,707      0.92     (5,616)    14,323       1.65
  7-31 days........................          --        --        (49)         49      0.01         49         --         --
  Three-month senior citizens......         159      0.01        (34)        193      0.02        (35)       228       0.03
  3-month..........................       2,888      0.28     (1,120)      4,008      0.42       (831)     4,839       0.55
  6-month..........................      51,856      4.96     (3,828)     55,684      5.88    (17,159)    72,843       8.37
  9-month..........................      10,311      0.99     (9,887)     20,198      2.13    (31,813)    52,011       5.98
  11-month.........................          --        --         --          --        --     (8,346)     8,346       0.96
  1-year...........................     172,119     16.47    (43,791)    215,910     22.80    (21,655)   237,565      27.30
  13-month.........................          --        --       (199)        199      0.02        199         --         --
  14-month.........................          --        --        (99)         99      0.01         99         --         --
  15-month.........................          --        --    (13,548)     13,548      1.43     13,548         --         --
  18-month.........................     222,262     21.27     73,186     149,076     15.74     90,251     58,825       6.76
  21 month.........................      15,782      1.51     15,782          --        --         --         --         --
  2-year...........................      74,070      7.09      6,382      67,688      7.15     (2,013)    69,701       8.01
  30-month.........................      38,098      3.65      4,890      33,208      3.51    (12,835)    46,043       5.29
  3-year and over..................     123,290     11.80     13,008     110,282     11.64        662    109,620      12.60
  Jumbo certificates...............      91,817      8.79     35,365      56,452      5.96     53,252      3,200       0.36
  Other............................       2,964      0.28       (450)      3,414      0.36      1,602      1,812       0.21
                                     ----------    ------   --------    --------    ------   --------   --------     ------

    Total certificates of deposit..     810,836     77.60     72,121     738,715     78.00     59,359    679,356      78.07
                                     ----------    ------   --------    --------    ------   --------   --------     ------

    Total..........................  $1,044,881    100.00%  $ 97,812    $947,069    100.00%  $ 76,891   $870,178     100.00%
                                     ==========    ======   ========    ========    ======   ========   ========     ======

     The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and noncertificate accounts as of the dates indicated.

                                             YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                                    1997                1996                1995
                           --------------------  ------------------  -----------------
                            AVERAGE    AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                            BALANCE      RATE    BALANCE     RATE    BALANCE     RATE
                           ----------  --------  --------  --------  --------  --------
                                              (DOLLARS IN THOUSANDS)
Passbook and statement
  savings................  $   51,417     2.49%  $ 49,246     2.48%  $ 44,771     2.85%
NOW......................      82,175     2.35     55,350     1.76     31,064     2.39
Money market.............      96,157     4.35     88,034     4.39     90,040     3.89
Certificates of deposit..     817,967     5.63    682,640     5.61    544,912     5.77
                           ----------            --------            --------
    Total deposits.......  $1,047,716     5.10%  $875,270     5.07%  $710,787     5.20%
                           ==========            ========            ========

     The following table sets forth the Company's time deposits classified by rates as of the dates indicated.

                                      AT DECEMBER 31,
                              ----------------------------
                                1997      1996      1995
                              --------  --------  --------
                                        (IN THOUSANDS)
               2  -  3.99%..  $    167  $    385  $  3,488
               4  -  5.99%..   697,045   622,173   405,829
               6  -  7.99%..   113,483   115,905   268,467
               8  -  9.99%..       141       252     1,572
                              --------  --------  --------
                              $810,836  $738,715  $679,356
                              ========  ========  ========


     The following table sets forth the amount and maturities of the Company's time deposits in specified interest rate categories at December 31, 1997.

                                               AMOUNT DUE
                           ---------------------------------------------------
                                     MORE THAN  MORE THAN
                           ONE YEAR  1 YEAR TO   2 YEARS     AFTER
 RATE                      OR LESS    2 YEARS   TO 3 YEARS  3 YEARS    TOTAL
------                     --------  ---------  ----------  --------  --------
                                             (IN THOUSANDS)
2 - 2.99%................  $    167   $     --     $    --  $     --  $    167
3 - 3.99%................        --         --          --        --        --
4 - 4.99%................    47,225        606          --         6    47,837
5 - 5.99%................   499,200    113,392      21,288    15,328   649,208
6 - 6.99%................    21,983     30,791      31,884     9,749    94,407
7 - 7.99%................     2,251      3,672      12,129     1,024    19,076
8 - 8.99%................        12        129          --        --       141
                           --------   --------     -------  --------  --------
                           $570,838   $148,590    $ 65,301   $26,107  $810,836
                           ========   ========    ========   =======  ========

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

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                  CERTIFICATES
                MATURITY PERIOD                   OF DEPOSITS
                ---------------                   -----------
                                                 (IN THOUSANDS)
                Three months or less...........        $16,717
                Over three through six months..         18,414
                Over six through 12 months.....         32,121
                Over 12 months.................         31,889
                                                       -------
                   Total.......................        $99,141
                                                       =======

     The following table sets forth the Company's deposit activities for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1997        1996       1995
                                                        -----------  ---------  --------
                                                                 (IN THOUSANDS)

Deposits..............................................  $1,003,419   $794,822   $626,842
Withdrawals...........................................   1,046,835    815,763    608,890
                                                        ----------   --------   --------
 Net deposits (withdrawals)...........................     (43,416)   (20,941)    17,952
Sale of branch deposits...............................      (3,217)        --         --
Deposits purchased in acquisitions, net of
 purchase accounting adjustments......................     104,876     64,740    312,409
Amortization of purchase accounting market valuation..         129        129        118
Interest credited on deposits.........................      39,440     32,963     27,763
                                                        ----------   --------   --------
 Net increase in deposits.............................  $   97,812   $ 76,891   $358,242
                                                        ==========   ========   ========

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

     Over the past several years, the Company has sought to reduce its level of borrowings as it has reduced the size of its mortgage-backed securities portfolio which was largely purchased with funds borrowed from the FHLB of Des Moines following the Association's conversion to stock form in 1993. At December 31, 1997, the Company had $62.9 million in FHLB advances and lines of credit outstanding. Additional borrowings of $3.0 million were outstanding on a note from a commercial bank to the Company. The proceeds from this latter borrowing were used to fund the acquisition of additional shares by the Employee Stock Ownership Plan.

     The following table sets forth certain information regarding the Company's short-term borrowings at the dates and for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997      1996       1995
                                                              --------  ---------  ---------
                                                                      (IN THOUSANDS)
Amounts outstanding at period end:
  FHLB advances.............................................  $48,079   $ 66,761   $150,500
  Securities sold under agreements to repurchase............       --         --         --
  Other short-term borrowings...............................   14,791     27,490     20,683
  Long-term debt............................................    3,039      3,430      3,779

Weighted average rate paid at period end:
  FHLB advances.............................................     6.01%      5.98%      5.78%
  Securities sold under agreements to repurchase............       --         --         --
  Other short-term borrowings...............................     6.25       6.11       5.92
  Long-term debt............................................     8.90       9.15       8.15

Maximum amount of borrowings outstanding at any month end:
  FHLB advances.............................................  $96,650   $150,500   $212,900
  Securities sold under agreements to repurchase............       --         --     24,492
  Other short-term borrowings...............................   20,900     29,200     55,175
  Long-term debt............................................    3,430      3,779      3,779

Approximate average amounts outstanding during period:
  FHLB advances.............................................  $67,749   $116,846   $183,106
  Securities sold under agreements to repurchase............       --         --     19,984
  Other short-term borrowings...............................    9,338     17,408     30,807
  Long-term debt............................................    3,210      3,575      1,750

Approximate weighted average rate paid during period (1):
  FHLB advances.............................................     6.05%      5.89%      5.99%
  Securities sold under agreements to repurchase............       --         --       6.56
  Other short-term borrowings...............................     4.24       4.68       5.72
  Long-term debt............................................     7.77       7.63       7.54

--------------------

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

SUBSIDIARY ACTIVITIES

     The Savings Association Subsidiaries conduct certain of their activities through "service corporation" subsidiaries. Federal associations like the Savings Association Subsidiaries generally may invest up to 2% of their assets in service corporations plus an additional 1% for community purposes. Federal associations are also authorized to make investments without limit in "operating subsidiaries" that engage solely in activities that federal associations may conduct directly. As of December 31, 1997, the net book value of the Association's investment in and loans to its service corporations was $122.1 million and the net book value of the Bank's service corporations investment was $117,000. Operations of the subsidiaries accounted for $6.6 million, or 64.8% of consolidated total income for the year ended December 31, 1997.

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

     Jefferson Financial Corporation is an investment subsidiary formed under the Texas Business Corporation Act on October 12, 1995 to own and manage the Association's investment portfolio and to engage in such general mortgage banking activities as might be permitted from time to time by applicable laws
and regulations.   In January 1997, the Company made a capital contribution of approximately $150 million to Jefferson Financial Corporation in the form of single-family mortgage loans.

     The Bank has two service corporation subsidiaries described below.

     First Service Corporation, Inc. was originally established to develop, build and service real estate projects in the Longview area. The service corporation owns the remaining 15 lots in the Briarwood Subdivision (originally 80-90 lots) with a $0 carrying value. All lots are held for sale. The service corporation previously sold credit life insurance and receives an immaterial amount of income from commissions on these policies.

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

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had 270 full-time and 49 part-time employees, none of whom was represented by a collective bargaining agreement.

REGULATION OF THE COMPANY

     GENERAL. The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As subsidiaries of a savings and loan holding company, the Association and the Bank are subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. Upon its acquisition of the Bank, the Company became a multiple savings and loan holding company subject to certain restrictions on its activities. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association of the Company, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds or trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company. The activities authorized by OTS regulation for multiple savings and loan holding companies as of March 5, 1987 include a variety of activities including, among other things, the origination, purchasing, sale and servicing of various loans, the provision of clerical services primarily for affiliates, the provision of certain other management services to affiliates and other multiple holding companies, and underwriting or reinsuring credit life insurance in connection with extensions of credit by a savings association subsidiary or another savings and loan holding company or subsidiary thereof. The OTS has also approved various real estate-related activities for multiple holding companies, including the acquisition of unimproved lots or the acquisition of unimproved real estate for prompt development and subdivision, the development, subdivision and construction of improvement of acquired real estate for sale or rental, the acquisition of improved real estate and mobile homes to be held for rental or sale, the acquisition of improved real estate for remodeling, rehabilitation, modernization, renovation, or demolition or rebuilding for sale or rental, and the maintenance and management of improved real estate. In the event any savings association subsidiary of a multiple savings and loan holding company fails to satisfy the Qualified Thrift Lender ("QTL") Test and does not requalify within one year, however, the holding company will be required to register as a bank holding company and become subject to the more stringent activity limitations applicable to bank holding companies.

     If the Company were to control only a single savings association, it would be deemed a unitary holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter the unitary holding company would be required to register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Savings Association Subsidiaries -- Qualified Thrift Lender Test."

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior written approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the State in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the State where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1997, the Savings Association Subsidiaries had $124,000 in high ratio land or nonresidential construction loans for which OTS regulations require deduction from total capital.

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

     The table below presents the Association's and the Bank's respective capital positions relative to the minimum requirements under the OTS regulatory capital regulations at December 31, 1997.

                                                                ASSOCIATION             BANK
                                                        -----------------------    ---------------------
                                                                     PERCENT OF              PERCENT OF
                                                          AMOUNT      ASSETS (1)    AMOUNT    ASSETS (1)
                                                        -----------  -----------   --------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Tangible capital......................................      $51,915        7.80%   $38,139        6.95%
Tangible capital requirement..........................        9,989        1.50      8,231        1.50
                                                            -------       -----    -------       -----
  Excess..............................................      $41,926        6.30%   $29,908        5.45%
                                                            =======       =====    =======       =====

Core capital..........................................      $51,915        7.80%   $38,139        6.95%
Core capital requirement..............................       19,979        3.00     16,461        3.00
                                                            -------       -----    -------       -----
  Excess..............................................      $31,936        4.80%   $21,678        3.95%
                                                            =======       =====    =======       =====

Total capital (i.e., core and supplementary capital)..      $53,809       14.43%   $42,376       12.21%
Risk-based capital requirement........................       29,827        8.00     27,754        8.00
                                                            -------       -----    -------       -----
  Excess..............................................      $23,982        6.43%   $14,622        4.21%
                                                            =======       =====    =======       =====


------------------------
(1) Based upon adjusted total assets for purposes of the tangible and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

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

     In order to satisfy, the QTL Test, a savings association must either satisfy the definition of domestic building and loan association under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less goodwill and other intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. A savings association shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings association that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1997, both the Association and the Bank were in compliance with the QTL Test.

     TRANSACTIONS WITH AFFILIATES. A savings association or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such institution's capital stock and surplus, and for all such transactions with all affiliates the savings association is limited to an amount equal to 20% of such capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. In addition to the foregoing restrictions, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. As long as the Company owns more than 80% of the voting stock of both the Association and the Bank, the Association and the Bank will not be subject to the restrictions on transactions with affiliates in their dealings with each other. The Savings Association Subsidiaries are also subject to the anti-tying provisions of the Home Owners' Loan Act which prohibit a savings association from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders, and their related interests, must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation program that is widely available to employees and does not give preference to insiders. Loans to any executive officer, director or greater than 10% stockholder of a savings association, and their related interests, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all executive officers, directors and greater than 10% stockholders, and all their related interests, may not, in the aggregate, exceed the association's capital and surplus. Loans to directors, executive officers and greater than 10% stockholders of a savings association, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Loans to executive officers of depository institutions must be made on terms not more favorable than those afforded to other borrowers, approved by the board of directors of the institution, and are subject to reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. The Savings Association Subsidiaries are also subject to certain provisions of Section 106(b) of the Bank Holding Company Act which prohibit extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Association and the Bank are not permitted to pay dividends on their capital stock if their regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of its conversion to stock form or, in the case of the Bank, for the benefit of certain depositors in Shelby-Panola, Longview and North Texas at the time of their conversions to stock form and assumed by the Bank. The liquidation accounts assumed by the Bank did not materially affect the ability of the Bank to pay dividends. In addition, savings association subsidiaries of savings and loan holding companies are required by statute to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association and the Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at
the beginning of the calendar year.   A savings association with total capital
in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior written approval of the OTS. Unless the OTS determines that either the Association or the Bank is an institution requiring more than normal supervision, the Association and the Bank are authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

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

     At December 31, 1997, the Savings Association Subsidiaries had an aggregate total of approximately $14.0 million that was available for distribution to the Company as dividends or other capital distributions under the foregoing regulations.

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

     DEPOSIT INSURANCE. The Savings Association Subsidiaries are required to pay assessments based on a percent of their insured deposits to the FDIC for insurance of their deposits by the SAIF. Under the FDIA, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

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

     LIQUIDITY REQUIREMENTS. Savings associations are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Association for the month of December 1997, were approximately 20% and 3%, respectively, and for the Bank, were approximately 23% and 5%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Association and the Bank were members of the FHLB System, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Savings association members of a FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of their advances from the FHLB, whichever is greater. The

Association was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1997, of $13.1 million and the Bank was in compliance with this requirement with an investment in FHLB of Dallas stock of $3.6 million. The FHLBs of Des Moines and Dallas are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each makes advances to members in accordance with policies and procedures established by the FHFB and their Board of Directors. As of December 31, 1997, the Association had $30.0 million in advances and other borrowings from the FHLB of Des Moines and the Bank had $18.1 million in advances from the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Association and the Bank each met their reserve requirements.

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

     The percentage of taxable income method for calculating additions to tax bad debt reserves was repealed in 1996. Beginning in 1996, thrift institutions are treated the same as commercial banks under the Code. Banking organizations with $500 million or more in assets, like the Company, are only able to take a tax bad debt deduction when a loan is actually charged off.

     Savings institutions which previously used the percentage of taxable income method for calculating additions to bad debt reserves are required to recapture post-1987 excess reserves into taxable income over a six-year period beginning in 1996. Large thrift institutions, like the Association and the Bank, are required to recapture all post-1987 additions to their bad debt reserves. The start of recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations do not include refinancings and home equity loans. Dividends paid by a thrift institution in excess of current and accumulated earnings and profits and any distribution by a thrift institution in redemption of its stock or in partial or complete liquidation of the institution, however, are deemed to have been made from pre-1988 tax bad debt reserves and the institution is required to recapture the amount of such reserves into taxable income. Otherwise, institutions are not required to recapture pre-1988 bad debt reserves into income unless they cease to meet the Code definition of a bank.

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

ITEM 2.  PROPERTIES
-------------------

     The Association's offices consist of the main office at 14915 Manchester Road, Ballwin, Missouri, 63011 and nine offices in the St. Louis area. The main office, built in 1972, has approximately 11,800 square feet, a total investment of $3.2 million and net book value of $1.1 million at December 31, 1997. The nine offices comprise approximately 42,000 square feet, a total investment of $6.4 million and a net book value of $3.3 million at December 31, 1997.

     The Bank's offices consist of the main office at 321 W. Oak, Denton, Texas, 76201 and 21 offices in Texas. The main office, built in 1957, has approximately 9,848 square feet, a total investment of $1.4 million and a net book value of $1.2 million at December 31, 1997. The 21 offices comprise approximately 87,000 square feet, a total investment of $7.7 million and a net book value of $6.0 million at December 31, 1997.

     The net book value of the Company's investment in premises and equipment totaled approximately $11.5 million at December 31, 1997. For a discussion of premises and equipment, see Note 8 of Notes to Consolidated Financial Statements included under Item 8 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "JSBA." As of March 17, 1998, there were 10,014,892 shares of Common Stock outstanding (including shares held by the Company's Employee Stock Ownership Plan) and approximately 1,400 holders of record. The Company began paying quarterly dividends during the first quarter of fiscal year 1996. The Company's ability to pay dividends is dependent on dividends received from the Savings Association Subsidiaries. For a discussion of various regulatory restrictions on the payment of dividends by the Savings Association Subsidiaries, see Item 1. Business -- Regulation of
                                             -----------------
the Savings Association Subsidiaries -- Dividend Limitations.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National Market and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years. Historical per share data has been restated for a two-for-one stock split effected through a 100% stock dividend payable December 17, 1997.

                                             1997                                          1996
                            ------------------------------------------   ----------------------------------------------
                                                            DIVIDENDS                                        DIVIDENDS
QUARTER ENDED:          HIGH        LOW         CLOSE       DECLARED     HIGH        LOW         CLOSE       DECLARED
--------------          ----        ---         -----       ---------    ----        -------     -----       ---------
March 31                $  15  1/4  $  12 5/8   $  14  1/4  $   0.05     $  15 1/2   $  13 1/2   $ 14 13/16    $0.04
June 30                    15 5/16     13 7/8      15  1/8      0.05        14 1/4      12 5/8     12  3/4      0.04
September 30               20 3/16     14 1/8      20  3/16     0.05        12 3/8      11 1/8     11  1/4      0.04
December 31                22          19 1/4      20  1/2      0.07        13 1/2      11 3/8     13           0.04

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FINANCIAL CONDITION DATA:

                                                                      AT DECEMBER 31,
                                                -------------------------------------------------------
                                                   1997        1996        1995       1994       1993
                                                ----------  ----------  ----------  --------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash and investments..........................  $  178,321  $  125,176  $   85,801  $ 50,207   $ 26,966
Mortgage-backed securities....................      85,480      95,203     232,883   209,777    210,226
Loans receivable, net.........................     924,920     885,405     788,085   584,990    313,518
Excess cost over fair value of
 net assets acquired..........................      23,849      19,746      14,496        --         --
Accrued income and other assets...............      25,485      22,549      21,664    15,607     15,975
                                                ----------  ----------  ----------  --------   --------
  Total assets................................  $1,238,055  $1,148,079  $1,142,929  $860,581   $566,685
                                                ==========  ==========  ==========  ========   ========

Savings deposits..............................  $1,044,881  $  947,069  $  870,179  $511,936   $341,386
Borrowed money................................      65,908      97,682     174,962   261,960    145,694
Accrued expenses and other liabilities........      11,006      13,409      17,537    13,946      7,897
                                                ----------  ----------  ----------  --------   --------
  Total liabilities...........................   1,121,795   1,058,160   1,062,678   787,842    494,977
Stockholders' equity..........................     116,260      89,919      80,251    72,739     71,708
                                                ----------  ----------  ----------  --------   --------
  Total liabilities and stockholders' equity..  $1,238,055  $1,148,079  $1,142,929  $860,581   $566,685
                                                ==========  ==========  ==========  ========   ========

Book value per common share (1)...............  $    12.52  $    11.17  $    10.75  $   9.35   $   9.08
                                                ==========  ==========  ==========  ========   ========

______________
(1) Book value per share computation excludes shares in the ESOP that have not been allocated or committed to be released.

OPERATING DATA:

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                  1997      1996     1995     1994     1993
                                                --------  --------  -------  -------  -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income..................  $95,306   $81,690   $73,044  $44,991  $28,748
Interest expense..............................   58,144    52,158    50,298   27,470   14,732
                                                -------   -------   -------  -------  -------
  Net interest income.........................   37,162    29,532    22,746   17,521   14,016
Provision for losses on loans.................    1,260       660       367      300      240
                                                -------   -------   -------  -------  -------
  Net interest income after provision
   for losses on loans........................   35,902    28,872    22,379   17,221   13,776
                                                -------   -------   -------  -------  -------
Noninterest income:
 Gain on sales of investment securities, net..    1,144        --        --       --      195
 Gain (loss) on sales of mortgage-backed
  securities, net.............................     (583)   (1,296)       --      158      369
 Gain on sales of loans, net..................      575       374       227      265      150
 Results of real estate operations, net.......       71       453       765       98      488
 Other........................................    2,306     1,587     1,490      904      685
                                                -------   -------   -------  -------  -------
  Total noninterest income....................    3,513     1,118     2,482    1,425    1,887
                                                -------   -------   -------  -------  -------
Noninterest expense:
 General and administrative expense...........   21,103    18,570    14,451   10,012    8,264
 SAIF special assessment......................       --     5,599        --       --       --
 Amortization of excess cost over
  fair value of net assets acquired...........    1,711     1,023       504       --       --
                                                -------   -------   -------  -------  -------
  Total noninterest expense...................   22,814    25,192    14,955   10,012    8,264
                                                -------   -------   -------  -------  -------
  Income before income taxes..................   16,601     4,798     9,906    8,634    7,399
Income tax expense............................    6,370     1,982     3,536    3,272    2,639
                                                -------   -------   -------  -------  -------
  Net income..................................  $10,231   $ 2,816   $ 6,370  $ 5,362  $ 4,760
                                                =======   =======   =======  =======  =======
Earnings per share, basic.....................  $  1.13   $  0.37   $  0.84  $  0.69  $  0.40
Earnings per share, diluted...................     1.08      0.35      0.80     0.66     0.38
                                                =======   =======   =======  =======  =======
Dividends per share                             $  0.22   $  0.16   $    --  $    --  $    --
                                                =======   =======   =======  =======  =======

KEY OPERATING RATIOS:

                                                    YEAR ENDED DECEMBER 31,
                                          -------------------------------------------
                                           1997     1996     1995     1994     1993
                                          -------  -------  -------  -------  -------
Return on average assets................    0.81%    0.25%    0.61%    0.73%    1.02%
Return on average equity................    9.49     3.43     8.28     7.41     7.92
Average equity to average assets........    8.58     7.37     7.37     9.84    12.85
Stockholders' equity to total assets
  (end of period).......................    9.39     7.83     7.02     8.45    12.65
Dividend payout ratio...................   19.47    43.24       --       --       --
Net interest margin.....................    3.10     2.75     2.24     2.43     3.11
Interest rate spread....................    2.80     2.45     1.89     2.01     2.70
Average interest-earning assets to
  average interest-bearing liabilities..  106.17   106.14   107.31   110.92   112.57
Noninterest expense to average assets...    1.82     2.26     1.43     1.36     1.77
Allowance for loan losses to
  net loans (end of period).............    0.88     0.74     0.65     0.59     1.02
Nonperforming assets, net to total
  assets (end of period)................    0.79     0.53     0.59     0.33     1.38

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

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result,""are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

     Interest rate risk at a given point in time can be represented by an interest rate sensitivity position ("gap"). The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which mature or reprice in each of the time periods shown. The table projects principal prepayments for loans receivable using the historical prepayment rates for pools of similar loans and for mortgage-backed securities using the historical prepayment rate for each individual security. All other information is based on contractual terms to maturity or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.



                                                                MORE THAN     MORE THAN
                                                              THREE MONTHS    ONE YEAR
                                               THREE MONTHS      THROUGH       THROUGH     MORE THAN
                                                  OR LESS       ONE YEAR     FIVE YEARS   FIVE YEARS     TOTAL
                                               -------------  -------------  -----------  -----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans receivable.........................      $281,831       $392,916     $176,029      $74,144   $  924,920
    Mortgage-backed securities...............        28,552         50,789        5,786          353       85,480
    Investment securities and other
      interest-earning assets................        92,624         48,006       28,651           --      159,411
                                                   --------       --------     --------      -------   ----------
         Total interest-earning assets.......       403,007        491,711      210,466       74,497    1,169,811
                                                   --------       --------     --------      -------   ----------
Interest-bearing liabilities:
   Savings deposits..........................       218,746        537,081      254,209       34,845    1,044,881
   Borrowed money............................        26,896         26,467       12,545           --       65,908
                                                   --------       --------     --------      -------   ----------
         Total interest-bearing liabilities..       245,642        563,548      266,754       34,845    1,110,789
                                                   --------       --------     --------      -------   ----------
         Interest sensitivity gap............      $157,365       $(71,837)    $(56,288)     $39,652   $   59,022
                                                   ========       ========     ========      =======   ==========
         Cumulative interest
           sensitivity gap...................      $157,365       $ 85,528     $ 29,240      $68,892
                                                   ========       ========     ========      =======
         Ratio of cumulative gap to
           total assets......................         12.71%          6.91%        2.36%        5.56%
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

     The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model based upon data submitted on the quarterly Thrift Financial Reports filed by the subsidiary thrifts. The results of the OTS model may vary from the Company's internal model due to differences in assumptions utilized, including loan prepayment rates, reinvestment rates and deposits decay rates. The following table sets forth the Company's NPV as of December 31, 1997:

                                                                                          NPV AS % OF
                                             NET PORTFOLIO VALUE                   PORTFOLIO VALUE OF ASSETS
                                     -------------------------------------         ---------------------------
CHANGE IN INTEREST RATES                            DOLLAR         PERCENT           NPV          CHANGE  (IN
IN BASIS POINTS (RATE SHOCK)         AMOUNT         CHANGE         CHANGE            RATIO        BASIS POINTS)
---------------------------          ------         ------         -------           -----        ------------
                                              (DOLLARS IN THOUSANDS)
       + 400...                      $ 68,834       $(39,304)       (36.4)%          5.77%             (300)
       + 300...                        82,249        (25,889)       (23.9)           6.82              (195)
       + 200...                        94,289        (13,849)       (12.8)           7.74              (103)
       + 100...                       102,629         (5,509)        (5.1)           8.36               (41)
       Static..                       108,138             --           --            8.77                --
       - 100...                       108,511            373          0.3            8.80                 3
       - 200...                       108,357            219          0.2            8.78                 1
       - 300...                       111,198          3,060          2.8            8.99                22
       - 400...                       115,228          7,090          6.6            9.28                51

     As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's NPV and will differ from actual results.

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

                                                                        YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                            1997                                  1996                           1995
                             ---------------------------------    ------------------------------   --------------------------------
                                                      AVERAGE                             AVERAGE                           AVERAGE
                               AVERAGE                 YIELD/      AVERAGE                 YIELD/    AVERAGE                 YIELD/
                               BALANCE     INTEREST     COST       BALANCE     INTEREST     COST     BALANCE     INTEREST    COST
                               -------     --------    ------     ----------   ---------   -------  -----------  ---------  --------

                                                                  (DOLLARS IN  THOUSANDS)
Interest-earning assets:
   Loans receivable........   $  943,041   $78,665      8.34%     $  805,575     $64,911     8.06%  $  707,448    $53,500    7.56%
   Mortgage-backed
    securities.............       97,602     5,979      6.13         176,145      10,858     6.16      233,425     14,994    6.42
   Investment securities...      114,827     8,198      7.14          63,631       4,280     6.73       44,160      2,770    6.27
   Other interest-earning
    assets.................       42,719     2,464      5.77          30,091      61,641     5.45       28,714      1,780    6.20
                              ----------   -------                ----------   ---------            ----------   --------
        Total
        interest-earning
        assets.............    1,198,189    95,306      7.95       1,075,442      81,690     7.60    1,013,747     73,044    7.21
                                           -------                ----------                                      -------
Noninterest-earning assets.       57,961                              38,437                            30,377
                              ----------                          ----------                        ----------
        Total assets.......   $1,256,150                          $1,113,879                        $1,044,124
                              ==========                          ==========                        ==========
Interest-bearing
 liabilities:
   Savings deposits:
      Passbook and
       statement savings,
        NOW, and  money
        market
        accounts...........   $  229,750     7,396      3.22      $  192,630     $ 6,063     3.15   $  165,875    $ 5,522    3.33
      Certificates of
       deposit.............      818,437    46,058      5.63         682,640      38,303     5.61      544,912     31,474    5.77
                              ----------    ------                ----------     -------             ---------     -------
        Total savings
        deposits...........    1,048,187    53,454      5.10         875,270      44,366     5.07      710,787     36,996    5.20
   Borrowed money..........       80,422     4,690      5.83         137,986       7,792     5.65      233,897     13,302    5.69
                              ----------    ------                ----------    --------             ---------     ------
        Total
        interest-bearing
        liabilities........    1,128,609    58,144      5.15       1,013,256      52,158     5.15      944,684     50,298    5.32
                                           -------                               -------                          -------
Noninterest-bearing
 liabilities...............       19,716                              18,507                            22,468
                              ----------                          ----------                         ---------
        Total liabilities..    1,148,325                           1,031,763                           967,152
Stockholders' equity.......      107,825                              82,116                            76,972
                              ----------                          ----------                         ---------
        Total liabilities
        and
        stockholders'
        equity.............   $1,256,150                          $1,113,879                        $1,044,124
                              ==========                          ==========                        ==========
Net interest income........                $37,162                             $  29,532                        $  22,746
                                           =======                               =======                       ==========
Interest rate spread.......                             2.80%                                2.45%                           1.89%
                                                       ======                              ======                         =======
Net interest margin........                             3.10%                                2.75%                           2.24%
                                                       ======                              ======                         =======
Ratio of average
 interest-earning
   assets to average
    interest-
   bearing
   liabilities                    106.17%                             106.14%                           107.31%
                                  ======                              ======                            ======

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



                                                                              YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                                       1997          VS.          1996       1996       VS.            1995
                                             --------------------------------------------  ----------------------------------------
                                                              INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                                   DUE TO                                  DUE TO
                                             --------------------------------------------  ----------------------------------------
                                             VOLUME               RATE           TOTAL     VOLUME      RATE           TOTAL
                                             -------              ----           -----     ------      ----           -----
                                                                                 (IN THOUSANDS)
Interest and dividend income:
   Loans receivable .......................     $11,427          $2,327          $13,754    $ 7,727   $ 3,684        $11,411
   Mortgage-backed securities..............      (4,826)            (53)          (4,879)    (3,550)     (586)        (4,136)
   Investment securities...................       3,642             276            3,918      1,295       215          1,510
   Other interest-earning assets ..........         722             101              823         82      (221)          (139)
                                                -------          ------          -------    -------   -------        -------
            Total interest and dividend
                income.....................      10,965           2,651           13,616      5,554     3,092          8,646
                                                -------          ------          -------    -------   -------        -------

Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market accounts ...       1,195             138            1,333        851      (310)           541
      Certificates of deposit .............       7,618             137            7,755      7,726      (897)         6,829
                                                -------          ------          -------    -------   -------        -------
            Total savings deposits ........       8,813             275            9,088      8,577    (1,207)         7,370
   Borrowed money .........................      (3,343)            241           (3,102)    (5,417)      (93)        (5,510)
                                                -------          ------          -------    -------   -------        -------
            Total interest expense.........       5,470             516            5,986      3,160    (1,300)         1,860
                                                -------          ------          -------    -------   -------        -------
            Change in net interest income..     $ 5,495          $2,135          $ 7,630    $ 2,394   $ 4,392        $ 6,786
                                                =======          ======          =======    =======   =======        =======

BUSINESS COMBINATIONS

     During the past several years, the Company has built a franchise in the State of Texas through acquisitions. In May 1995, the Company acquired all the outstanding stock of North Texas Savings and Loan Association, Denton, Texas ("North Texas") and First Federal Savings Bank of Longview, Longview, Texas ("Longview"). In July 1995 the Company acquired all the outstanding stock of Shelby-Panola Savings Association, Carthage, Texas ("Shelby-Panola"). The acquisitions, which were funded by available cash and borrowings, were accounted for using the purchase method. At the time of these acquisitions, North Texas had five branches and approximately $190.7 million in total assets, Longview had five branches and approximately $134.5 million in total assets and Shelby-Panola had one branch and total assets of approximately $55.6 million. Upon completion of the acquisitions, North Texas, Longview, and Shelby-Panola were consolidated under a single federal charter and now operate under the common name of First Federal Savings Bank of North Texas. The excess of cost over fair value of net assets acquired in the three 1995 acquisitions was approximately $15 million. Under the purchase method of accounting, the results of operations of the three acquired companies are included in the Company's results of operations only since the dates of their acquisitions.

     On December 30, 1996, the Company completed its acquisition of Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") in exchange for $5.1 million in cash and 446,302 shares of the Company's common stock. Texas Heritage's total assets were $71.8 million, consisting primarily of loans receivable of $56.0 million and mortgage-backed and investment securities of $7.3 million; Texas Heritage's total deposits were

$64.7 million. As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas counties of Dallas, Rockwall and Tarrant. The acquisition, which was funded by common stock, available cash and borrowings, was accounted for using the purchase method. The excess of cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into First Federal. Under the purchase method of accounting, the results of operations of Texas Heritage are included in the Company's results of operations only since the date of its acquisition. Accordingly, the purchase of Texas Heritage had no material impact on the Company's results of operations during 1996.

     The Company's acquisition of L&B Financial, Inc. in Sulphur Springs, Texas ("L&B Financial") was completed on February 28, 1997. The Company acquired L&B Financial for a combination of $15.3 million in cash and 1,095,900 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition was accounted for using the purchase method. The excess of cost over fair value of net assets acquired was $5.9 million.
Upon completion of the acquisition, L&B Financial was merged into First Federal. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations only since the date of its acquisition.

     As of December 31, 1997, First Federal had $573 million in assets and 22 offices in northeast Texas. First Federal has been a significant contributor to the Company's overall profitability. During 1997, however, the Company decided to shift its focus from continued expansion through acquisitions towards the integration of its Texas operations. On September 25, 1997, First Federal entered into a supervisory agreement with the OTS in connection with the OTS' most recent examination of the First Federal. First Federal agreed that it would take corrective actions with respect to certain matters primarily related to the Bank's lending and asset classification functions. First Federal also agreed to curtail loans for acquisition and development purposes without prior OTS approval and to restrict the amount of residential construction loans it may make to any one borrower. During the course of the examination and in its formal examination response to the OTS, First Federal advised the OTS that it had already taken, or committed to take, substantially all of the actions required by the agreement, including internally imposed restrictions on the Bank's lending activities that are more stringent than those called for by the agreement. The Company believes that First Federal is in compliance with the terms of the Agreement.

FINANCIAL CONDITION

     Net loans receivable increased $39.5 million, or 4.5%, from $885.4 million at December 31, 1996 to $924.9 million at December 31, 1997. The acquisition of L&B Financial contributed $70.4 million to net loans receivable while loans declined a combined $30.9 million at Jefferson Savings and First Federal before consideration of the acquisition. Loan originations totaled $377.9 million in 1997 compared to $358.1 million in 1996. Loan purchases totaled $49.5 million and principal repayments totaled $409.4 million during the year ended December 31, 1997, compared to loan purchases of $9.1 million and principal repayments of $291.0 million during the year ended December 31, 1996.

     Mortgage-backed securities decreased $9.7 million, or 10.2%, from $95.2 million at December 31, 1996 to $85.5 million at December 31, 1997. Investment securities, interest-bearing deposits and federal funds sold increased $50.5 million, or 49.5%, from $102.0 million at December 31, 1996 to $152.5 million at December 31, 1997. During 1997, the Company continued to reposition the balance sheet to emphasize income from lending activities and to strengthen its interest rate risk position. The acquisition of L&B Financial added $45.0 million in mortgage-backed securities and $18.7 million in investment securities, interest-bearing deposits and federal funds sold. During 1997, the Company sold a total of $97.7 million in mortgage-backed securities. Proceeds from these sales were used to pay down FHLB borrowings and fund loan originations or were invested in more liquid securities or securities with more favorable repricing characteristics.

     Deposits increased $97.8 million, or 10.3%, from $947.1 million at December 31, 1996 to $1,044.9 million at December 31, 1997. The acquisition of L&B Financial brought in $104.9 million in new deposits. During fiscal year 1997, approximately $39.4 million of interest was credited to accounts while withdrawals exceeded deposits by $4.0 million. Borrowed money decreased $31.8 million, or 32.5%, from $97.7 million at December 31, 1996 to $65.9 million at December 31, 1997.

     Stockholders' equity increased by $26.3 million, or 29.3%, to $116.3 million. Stockholders' equity as a percentage of assets increased to 9.39% at December 31, 1997, compared to 7.83% at December 31, 1996. Contributing to the growth in stockholders' equity were net income of $10.2 million, the issuance of 1,095,900 shares of common stock valued at $15.3 million in connection with the purchase of L&B Financial, and the amortization of stock awards under the Employee Stock Ownership Plan (ESOP) and the Management Recognition Plans
(MRPs). Stockholders' equity also benefitted from unrealized gains in the Company's portfolios of investment and mortgage-backed securities available for sale. Investment securities and mortgage-backed securities with carrying values of $130.0 million and $85.5 million, respectively, were classified as available-for-sale at December 31, 1997. The Company recorded an unrealized gain, net of income taxes, as a credit to stockholders' equity in the amount of $329,000 during December 31, 1997. Since such securities are carried at fair market value, they can be liquidated to fund loan originations and other corporate purposes with no additional impact on capital. The increases in stockholders' equity were partially offset by the payment of $2.0 million in dividends on the Company's common stock

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     NET INCOME. Net income for the year ended December 31, 1997 was $10.2 million compared to $2.8 million for the year ended December 31, 1996. Net income showed significant improvement even after factoring out a non-recurring charge during 1996. During the third quarter of 1996 the Company incurred a $3.5 million after-tax charge to earnings as the result of a one-time special assessment to recapitalize the SAIF. Excluding the effect of this charge, net income for 1996 was $6.3 million. The increase in net income excluding the effect of the SAIF special assessment was the result of strong growth in net interest income and noninterest income partially offset by an increase in noninterest expense.

     Return on average stockholders' equity and return on average assets were 9.49% and .81%, respectively, for the year ended December 31, 1997 compared to 3.43% and .25%, respectively, for the year ended December 31, 1996. Return on average stockholders' equity and return on average assets for 1996 excluding the third quarter charge were 7.57% and .56%, respectively. Basic and diluted earnings per share for the year ended December 31, 1997 were $1.13 and $1.08, respectively, compared to $.37 and $.35, respectively for 1996. Basic and diluted earnings per share for the year ended December 31, 1996 excluding the special assessment were $.83 and $.79, respectively.

     NET INTEREST INCOME. Net interest income increased $7.6 million, or 25.8%, from $29.5 million for the year ended December 31, 1996, to $37.2 million for the year ended December 31, 1997 as a result of growth in the Company's interest-earning assets and significant improvement in the Company's interest rate spread. The average balance of interest-earning assets increased $122.7 million, or 11.4%, from $1.075 billion for the year ended December 31, 1996 to $1.198 billion for the year ended December 31, 1997. The Company's interest rate spread increased from 2.45% during 1996 to 2.80% during 1997. The improvements in the average balance of interest-earning assets and the interest rate spread were primarily the result of growth in the average balance of loans receivable caused by the acquisitions of Texas Heritage and L&B Financial and continued strong loan origination activity.

     Also contributing to the improvement in net interest income has been a continued expansion in the net interest margin which the Company attributes to several factors including the sale of lower yielding mortgage-backed securities during the third quarter of 1996, which provided the Company with funding for additional loan originations in the Texas market, and the upward adjustment of rates on the Company's existing adjustable-rate loan portfolio. Another significant contributor to the increase in loan portfolio yields during recent periods has been the Company's construction and development lending through its Texas subsidiary. In order to improve the risk profile of the Texas subsidiary, however, the Company has previously determined to reduce its level of higher margin development lending in Texas.

First Federal has also agreed with the OTS to curtail loans for acquisition and development purposes without prior OTS approval and to restrict the amount of residential construction loans which it may make to one borrower. In addition, the Company currently does not anticipate making additional acquisitions in the Texas market. As a result of these developments, the Company's net interest income may not experience increases in future periods comparable to those experienced during the past several years.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased from to $81.7 million for the year ended December 31, 1996 to $95.3 million for the year ended December 31, 1997. The increase resulted from the increase in the average volume of interest-earning assets caused by the acquisitions of Texas Heritage and L&B Financial and continued strong loan origination activity. These factors, combined with the shift in interest-earning assets from mortgage-backed securities to higher yielding loans and investment securities, led to an increase in the average yield on interest-earning assets from 7.60% for the year ended December 31, 1996 to 7.95% for the year ended December 31, 1997.

     Interest income on loans receivable increased $13.8 million, or 21.2%. The increase in interest income from loans receivable is attributable to a $137.5 million increase in the average balance of loans receivable during the year ended December 31, 1997 and an increase in the average yield on the loan portfolio from 8.06% during the year ended December 31, 1996 to 8.34% during the year ended December 31, 1997. The increase in the average balance and the average yield on the loan portfolio resulted from the acquisitions of Texas Heritage and L&B Financial and continued strong loan origination activity. In addition, the average yield was impacted by the upward adjustment of the Company's adjustable-rate loan portfolio.

     Interest income on mortgage-backed securities decreased $4.9 million, or 44.9%. Nearly all of the decrease was attributable to the $78.5 million decrease in the average balance of mortgage-backed securities as management decided to reduce the size of the Company's mortgage-backed securities portfolio during 1996 and 1997 to fund loan originations, purchase investment securities, and reduce borrowed money.

     Interest income on investment securities increased $3.9 million, or 91.5%. Nearly all of the increase was due to a $51.2 million increase in the average balance outstanding. A portion of the proceeds from the sales of mortgage-backed securities was reinvested in shorter-term investment securities.
Interest income from other interest-earning assets (including interest earned on interest-bearing deposits in the FHLB and dividends received on the FHLB stock which Jefferson Savings and First Federal are required to hold as members of the
FHLB) increased $823,000. The increase was primarily due to a $12.6 million increase in the average balance.

     INTEREST EXPENSE. Total interest expense increased $6.0 million, or 11.5%, from $52.2 million for the year ended December 31, 1996 to $58.1 million for the year ended December 31, 1997 due to an increase in interest expense on savings deposits which was partially offset by a decrease in interest expense on borrowed money. Interest expense on savings deposits increased $9.1 million from $44.4 million for the twelve-month period ended December 31, 1996 to $53.5 million for the twelve-month period ended December 31, 1997. This increase was primarily the result of a $172.9 million increase in the average balance of savings deposits. The deposits of Texas Heritage are included in the average balance for all of 1997 and the deposits of L&B Financial are included in the average balance since the date of acquisition. The average cost of deposits remained relatively flat at 5.10% during 1997 compared to 5.07% during 1996. Interest expense on borrowed money decreased $3.1 million from $7.8 million for the twelve-month period ended December 31, 1996 to $4.7 million for the twelve-month period ended December 31, 1997 primarily due to a $57.6 million decrease in the average balance. Proceeds from the sales and repayment of investment and mortgage-backed securities were used to repay borrowed money.

     PROVISION FOR LOSSES ON LOANS. The provision for losses on loans for the year ended December 31, 1997 totaled $1,260,000 compared to $660,000 for the year ended December 31, 1996 reflecting the growth in the loan portfolio. Loan charge-offs for the year ended December 31, 1997 were $781,000, or .83% of average loans outstanding, compared to $78,000, or .10% of average loans outstanding, during the year ended December 31, 1996. The increase was primarily the result of $519,000 in charge-offs on land development and construction loans to two borrowers. The allowance for losses on loans was $8.2 million, or .88% of net loans, at December 31, 1997 compared to $6.5 million, or .74%, at December 31, 1996. Nonaccruing loans were $5.4 million, or .58 % of net loans, at December 31, 1997 compared to $1.5 million, or .17% of net loans, at December 31, 1996. The increase was the result of a $2.3 million increase in nonaccruing construction loans, which consists of eleven loans for the construction of single-family residences in the Dallas/Fort Worth metropolitan area, a $1.2 million increase in nonaccruing commercial real estate loans, which consists of one loan secured by commercial real estate in the Dallas/Fort Worth metropolitan area and one loan secured by commercial real estate in Longview, Texas, and a $657,000 increase in nonaccruing residential real estate loans. The ratio of nonperforming assets to total assets increased, largely as the result of the increase in nonaccruing loans, from .53% at December 31, 1996 to .79% at December 31, 1997. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions. Management believes the allowance for loan losses is adequate at December 31, 1997.

     NONINTEREST INCOME. Total noninterest income for the year ended December 31, 1997 increased $2.4 million, or 214.2%, to $3.5 million compared to $1.1 million for the year ended December 31, 1996. During 1997, the Company sold $76.4 million in available-for-sale investment securities and $97.7 million in available-for-sale mortgage-backed securities resulting in a net gain on sale of investment securities of $1.1 million and a net loss on sale of mortgage-backed securities of $583,000. Following the purchases of Texas Heritage and L&B Financial, the Company decided to restructure a large portion of its investment and mortgage-backed securities portfolios to strengthen the interest rate risk profile of its balance sheet. In addition, a portion of the proceeds from the sales were used to repay borrowed money. During 1996, the Company sold $147.5 million in available-for-sale mortgage-backed securities resulting in a net loss on sale of mortgage-backed securities totaling $1.3 million. There were no sales of investment securities during 1996.

     Fees for other services to customers increased $531,000, or 105.1%,from $505,000 for the year ended December 31, 1996 to $1,036,000 for the year ended December 31, 1997 and servicing and other loan fees increased $152,000, or 23.7%, from $638,000 for the year ended December 31, 1996 to $790,000 for the year ended December 31, 1997, as the result of additional fees generated by the Texas thrifts. Gain on sales of loans increased $201,000 from $374,000 for the year ended December 31, 1996 to $575,000 for the year ended December 31, 1997 due to an increase in loan sales from $32.9 million in 1996 to $45.2 million in 1997. The gains on sales of loans represent origination and other fees retained by the Company in connection with the sales of fixed-rate loans to institutional investors generally on an individual loan basis. Noninterest income was partially reduced by lower results of real estate operations which decreased $382,000, or 84.3%, from $453,000 for the year ended December 31, 1996 to $71,000 for the year ended December 31, 1997. The 1996 amount includes $878,000 of gains from the sales of real estate, including two large commercial properties, partially offset by $225,000 in expenses associated with the holding of those properties and a provision for loss of $200,000.

     NONINTEREST EXPENSE. Noninterest expense for the year ended December 31, 1997 was $22.8 million compared to $25.2 million for the year ended December 31, 1996. During the third quarter of 1996, the Company incurred a $5.6 million pretax charge to earnings as the result of legislation passed to recapitalize the SAIF which provided for a one-time assessment to all financial institutions holding SAIF-insured deposits. Excluding this one-time charge, total noninterest expense for the comparable periods increased $3.2 million, or 16.4%.

     Compensation and employee benefits increased $2.0 million, or 20.7%, from $9.6 million for the year ended December 31, 1996 to $11.6 million for the year ended December 31, 1997 as the result of the addition of Texas Heritage and L&B Financial and normal salary increases. Federal insurance premiums decreased $1.3 million, or 60.2%, from $2.1 million for the year ended December 31, 1996 to $856,000 for the year ended December 31, 1997 as a result of the reduction in the Company's SAIF assessment rate following the recapitalization of the SAIF. Occupancy expense increased $656,000, or 30.9%, from $2.1 million for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997 due primarily to the acquisition of the Texas Heritage and L & B Financial. Legal, examination, and other professional fees increased $216,000, or 17.8%, from $1.2 million for the year ended December 31, 1996 to $1.4 million for the year ended December 31, 1997 as the result of assistance relating to integrating the Company's Texas acquisitions and actions taken in response to supervisory issues. Advertising expense increased $98,000, or 21.0%, from $466,000 for the year ended December 31, 1996 to $564,000 for the year ended December 31, 1997 in support of increased sales activity and the addition of the Texas Heritage and L & B Financial. Other noninterest expense increased $868,000, or 28.8%, from $3.0 million for the year ended December 31, 1996 to $3.9 million for the year ended December 31, 1997 primarily as the result of the acquisitions of Texas
Heritage and L & B Financial. Amortization of excess cost over fair value of net assets acquired ("goodwill") increased $688,000, or 67.3%, from $1.0 million for the year ended December 31, 1996 to $1.7 million for the year ended December 31, 1997. Goodwill is being amortized on a straight-line basis over 15 years. The purchase of Texas Heritage and L & B Financial added $12.2 million in goodwill to the Company's balance sheet. The Company's efficiency ratio, which is the relationship of noninterest expense to net interest income and noninterest income was 56% in 1997, compared to 82% for 1996. The 1996 efficiency ratio excluding the one-time SAIF special assessment charge was 64%.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon income before income taxes. The effective tax rate for 1997 was 38.4% compared to 41.3% for 1996. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     NET INCOME. Net income for the year ended December 31, 1996 was $2.8 million compared to $6.4 million for the year ended December 31, 1995. During the third quarter of 1996 the Company incurred a $3.5 million after-tax charge to earnings as the result of a one-time special assessment to recapitalize the SAIF. Excluding the effect of this charge, net income for 1996 was $6.3 million. Also contributing to the decline in net income during 1996 was a net after-tax loss on sales of mortgage-backed securities of $855,000 incurred as the result of a repositioning of the balance sheet.

     Return on average stockholders' equity and return on average assets were 3.43% and .25%, respectively, for the year ended December 31, 1996 compared to 8.28% and .61%, respectively, for the year ended December 31, 1995. Return on average stockholders' equity and return on average assets for 1996 excluding the SAIF charge were 7.57% and .56%, respectively. Basic and diluted earnings per share for the year ended December 31, 1996 were $.37 and $.35, respectively, compared to $.84 and $.80, respectively for 1995. Basic and diluted earnings per share for the year ended December 31, 1996 excluding the third quarter charge were $.83 and $.79, respectively.

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

     Interest income on investment securities increased $1.5 million, or 54.5%. Nearly all of the increase was due to a $19.5 million increase in the average balance outstanding. A portion of the proceeds from the sales of mortgage-backed securities was reinvested in shorter-term investment securities. Interest income from other interest-earning assets (including interest earned on interest-bearing deposits in the FHLB and dividends received on the FHLB stock which Jefferson Savings and First Federal are required to hold as members of the FIILB) decreased $139,000. The decrease was primarily due to a decrease in the average yield on other interest-earning assets from 6.20% for the year ended December 31, 1995 to 5.45% for the year ended December 31, 1996.

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

During 1995 the Company sold $59.3 million in mortgage-backed and investment securities that were acquired in connection with the purchase of the Texas thrifts. No gain or loss was realized on these sales since these securities were recorded at market value when acquired and were sold shortly after their acquisition. Noninterest income was also reduced by lower results of real estate operations which decreased $312,000 from $765,000 for the year ended December 31, 1995 to $453,000 for the year ended December 31, 1996. The 1996 amount includes $878,000 of gains from the sales of real estate, including two large commercial properties, partially offset by $225,000 in expenses associated with the holding of those properties and a provision for loss of $200,000. The 1995 amount includes $126,000 in net rental income from two commercial properties acquired through foreclosure, $323,000 from a deficiency judgment on properties acquired through foreclosure in a prior period and a $183,000 gain on the sale of real estate held for development. These reductions offset improvements in other categories of noninterest income. Fees for other services to customers increased $112,000, from $393,000 for the year ended December 31, 1995 to $505,000 for the year ended December 31, 1996, as the result of additional fees generated by the Texas thrifts. Gain on sales of loans increased $147,000 from $227,000 for the year ended December 31, 1995 to $374,000 for the year ended December 31, 1996 due to an increase in loan sales from $28.3 million in 1995 to $32.9 million in 1996. The gains on sales of loans represent origination and other fees retained by the Company in connection with the sales of fixed-rate loans to institutional investors generally on an individual loan basis. The increased sales activity reflects one full year of activity from First Federal. Other noninterest income decreased $67,000 from $511,000 for the year ended December 31, 1995 to $444,000 for the year ended December 31, 1996.

     NONINTEREST EXPENSE. Noninterest expense increased $10.2 million, or 68.5%, from $15.0 million for the year ended December 31, 1995 to $ 25.2 million for the year ended December 31, 1996. Over half of this increase was due to the payment of a special assessment to recapitalize the SAIF. During the third quarter of 1996, legislation was passed which provided for a one-time assessment to all financial institutions holding SAIF-insured deposits. The Company's share of the assessment was $5.6 million which represents an after-tax charge to earnings of $3.5 million, or $.46 per share. Compensation and employee benefits increased $2.1 million, or 28.6%, from $7.5 million for the year ended December 31, 1995 to $9.6 million for the year ended December 31, 1996 as the result of normal salary increases and the inclusion of the Texas thrifts for the entire year. Federal insurance premiums increased $522,000, or 32.1%, from $1.6 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996 as a result of deposit growth and the acquisition of the Texas thrifts. Legal, examination, and other professional fees increased $340,000, or 39.0%, from $872,000 for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996 primarily as the result of expenses associated with the Company's acquisition activities, implementation of the Company's dividend reinvestment plan and increased audit and examination charges
associated with the Texas thrifts.   Occupancy expense increased $291,000 from
$1.8 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996 due primarily to the acquisition of the Texas thrifts. Advertising expense increased $125,000, or 36.6%, from $341,000 for the year ended December 31, 1995 to $466,000 for the year ended December 31, 1996 in support of increased sales activity and the addition of the Texas thrifts. Other noninterest expense increased $703,000, or 30.5%, from $2.3 million for the year ended December 31, 1995 to $3.0 million for the year ended December 31, 1996 primarily as the result of the inclusion of a full year of operating expenses in 1996 related to the Texas thrifts versus a partial year in 1995. Amortization of goodwill increased $519,000, from $504,000 for the year ended December 31, 1995 to $1,023,000 for the year ended December 31, 1996. Goodwill is being amortized on a straight-line basis over 15 years. The increase in amortization expense reflects a full year of amortization in 1996 versus a partial year in 1995. The Company's efficiency ratio, which is the relationship of noninterest expense to net interest income and noninterest income, excluding the SAIF special assessment, was 64% in 1996.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon income before income taxes. The effective tax rate for 1996 was 41.3% compared to 35.7% for 1995. The increase in the effective tax rate during 1996 was primarily the result of the increase in amortization of goodwill, which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Association and the Bank. The Company's assets consist almost entirely of its investments in and advances to its subsidiaries. Its primary funding needs are for interest payments on certain bank debt and funds for the payment of dividends to stockholders. To fund these activities, the Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company. At December 31, 1997, the Association and the Bank had a total of approximately $14.0 million available for the payment of additional dividends to the Company under these regulations. The Association and the Bank meet all existing regulatory capital requirements at December 31, 1997.

     The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments, which include, among other investments, certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds sold, and bankers' acceptances. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and short-term borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 23.42% and 5.57% at December 31, 1997 and 1996, respectively. The Bank's liquidity ratios were 23.42% and 6.40% at December 31, 1997 and 1996, respectively.

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

     The Company's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and include interest-bearing deposits and federal funds sold. At December 31, 1997, 1996 and 1995, cash and cash equivalents totaled $31.6 million, $23.7 million and $20.7 million, respectively. The levels of these assets are dependent on the Company's operating, financing, and investing activities during any given period. These activities for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1997       1996       1995
                                                         ---------  ---------  ---------
                                                                  (IN THOUSANDS)
Operating activities:
    Net income.........................................  $ 10,231   $  2,816   $  6,370
    Adjustments to reconcile net income to net cash
        provided by operating activities...............     1,566     (1,574)      (610)
                                                         --------   --------   --------
            Net cash provided by operating activities..    11,797      1,242      5,760
Net cash provided by (used in) investing activities....    42,488     69,979     78,133
Net cash provided by (used in) financing activities....   (46,407)   (68,206)   (71,293)
                                                         --------   --------   --------
            Net increase in cash and cash equivalents..     7,878      3,015     12,600
Cash and cash equivalents at beginning of year.........    23,705     20,690      8,090
                                                         --------   --------   --------
            Cash and cash equivalents at end of year...  $ 31,583   $ 23,705   $ 20,690
                                                         ========   ========   ========

     The primary source of cash from operating activities during the years ended December 31, 1997, 1996 and 1995 was income from operations.

     The primary investing activity of the Company is the origination and/or purchase of mortgage loans and mortgage-backed securities. During the years ended December 31, 1997, 1996 and 1995, the Company originated loans in the amounts of $377.9 million, $358.1 million and $162.1 million, respectively. Purchases of mortgage loans and mortgage-backed securities totaled $114.6 million, $39.0 million and $27.4 million, respectively, in those same periods. Other investing activities include investing in FHLB stock and U.S. Government and federal agency obligations. Purchases of U.S. Government and federal agency obligations totaled $128.2 million, $63.0 million and $8.0 million during the years ended December 31, 1997, 1996, and 1995, respectively. During the years ended December 31, 1997, 1996 and 1995, these activities were funded in part by principal payments on loans and mortgage-backed securities and maturities of investment securities totaling $452.3 million, $343.7 million and $213.3 million, respectively. For the past two fiscal years, the Company has funded a substantial portion of its operations with cash flows from its investing activities, principally in the form of proceeds from sales and principal repayments on mortgage-backed securities. These cash flows have been used to pay down borrowings as well as for loan originations and other investments.

     The primary financing activity of the Company is the attraction of savings deposits supplemented by borrowings from the Federal Home Loan Bank. During the years ended December 31, 1997, 1996 and 1995, savings deposits increased $97.8 million, $76.9 million and $358.2 million, respectively. The increase in 1997 includes deposits assumed in the acquisition of L&B Financial in the amount of $104.9 million. The increase in 1996 includes deposits assumed in the acquisition of Texas Heritage in the amount of $65 million. Borrowed money decreased $31.8 million, $77.3 million and $87.0 million during the years ended December 31, 1997, 1996 and 1995.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1997 the Company had commitments to originate loans of $26.3 million, and to purchase residential adjustable rate mortgages of $4.6 million. Certificates of deposit which are scheduled to mature in one year or less at December 31, 1997 totaled $570.8 million. Management believes that a significant portion of such deposits will remain with the Company.

YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. For many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications will change from "99" to "00". Many of these software applications, in their current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transaction.

     The Company's mainframe computer hardware and systems software are Year 2000 compliant. The Company primarily utilizes third-party vendor application software for all computer applications. The third-party vendors for the Company's banking applications are in the process of modifying, upgrading or replacing their computer applications to ensure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance program whereby the Company is reviewing the Year 2000 compliance issues that may be faced by its third-party vendors. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant software. The Company does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition and believes that it will satisfy such compliance program by the end of 1998 without material disruption of its operations. In the event that the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business of operations could be adversely affected.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or
(b) the debtor is legally released from the liability either judicially or by the creditor. The Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase transactions including "dollar rolls", "wash sales", loan syndications and participations, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Company's financial statements.

     DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the FASB issued SFAS 129 which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement only there will be no impact on the Company's financial statements.

     REPORTING COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS 130 which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement only there will be no effect on the Company's financial position or results of operations.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

     Reference is made to the discussion captioned "Interest Rate Risk Sensitivity" in Item 7 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS                                     PAGE
---------------------------------                                     ----
Independent Auditors' Report                                          57

Consolidated Balance Sheets as of December 31, 1997 and 1996          58

Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                 59

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995                                 60

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                 61

Notes to Consolidated Financial Statements                            62

SUPPLEMENTARY FINANCIAL DATA                                          85
----------------------------

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Jefferson Savings Bancorp, Inc.
Ballwin, Missouri:

We have audited the accompanying consolidated balance sheets of Jefferson Savings Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Savings Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


St. Louis, Missouri
February 6, 1998

CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                       ---------------------
ASSETS                                                                 1997             1996
                                                                       ----             ----
Cash                                                             $    9,039,932  $    7,359,389

Interest-bearing deposits                                            12,673,066      11,531,105
Federal funds sold                                                    9,870,000       4,815,000
Investment securities available for sale, at fair value
  (amortized cost of $129,574,313 and $84,838,744 at
  December 31, 1997 and 1996, respectively)                         129,996,500      85,701,772
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $85,270,031 and $95,982,081 at
  December 31, 1997 and 1996, respectively)                          85,480,293      95,203,312
Loans receivable, net                                               924,919,606     885,405,062
Investment in real estate, net                                        4,255,921       4,460,202
Stock in Federal Home Loan Banks                                     16,741,500      15,768,700
Office properties and equipment, net                                 11,532,147       9,667,851
Excess cost over fair value of net assets acquired                   23,848,993      19,746,106
Accrued income and other assets                                       9,697,539       8,420,576
                                                                 --------------  --------------

                                                                 $1,238,055,497  $1,148,079,075
                                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                 $1,044,881,130  $  947,068,672
Borrowed money                                                       65,908,257      97,682,127
Deferred tax liability                                                  471,000       1,324,000
Advance payments by borrowers for taxes and insurance                 3,550,798       2,884,424
Accrued expenses and other liabilities                                6,984,474       9,200,939
                                                                 --------------  --------------
            Total liabilities                                     1,121,795,659   1,058,160,162
                                                                 --------------  --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value):  Authorized 5,000,000 shares;
    none issued                                                               -               -
  Common Stock ($.01) par value): Authorized 20,000,000 shares;
    issued 10,035,998 and 8,940,098 shares at
    December 31, 1997 and 1996, respectively                            100,360          89,400
  Additional paid-in capital                                         62,797,493      45,727,141
  Retained earnings, subject to certain restrictions                 58,978,239      50,759,048
  Unrealized gain on assets available for sale, net                     379,251          50,259
  Unamortized restricted stock awards                                  (120,151)       (359,477)
  Unearned ESOP shares                                               (5,706,665)     (5,345,412)
  Treasury stock, at cost: 21,106 shares and 125,406 shares
    at December 31, 1997 and 1996, respectively                        (168,689)     (1,002,046)
                                                                 --------------  --------------
            Total stockholders' equity                              116,259,838      89,918,913
                                                                 --------------  --------------
                                                                 $1,238,055,497  $1,148,079,075
                                                                 ==============  ==============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                               Years ended December 31,
                                                              --------------------------
                                                          1997           1996           1995
                                                      -----------    -----------    -----------
Interest and dividend income:
 Loans receivable                                     $78,664,717    $64,911,063    $53,500,602
 Mortgage-backed securities                             5,978,803     10,858,270     14,993,783
 Investment securities                                  8,198,008      4,280,168      2,769,581
 Interest-bearing deposits and federal funds sold       1,345,222        583,224        730,042
 Stock in Federal Home Loan Banks                       1,118,936      1,057,478      1,049,947
                                                      -----------    -----------    -----------
          Total interest and dividend income           95,305,686     81,690,203     73,043,955
                                                      -----------    -----------    -----------
Interest expense:
 Savings deposits                                      53,453,991     44,365,648     36,995,127
 Borrowed money                                         4,689,451      7,792,206     13,302,429
                                                      -----------    -----------    -----------
          Total interest expense                       58,143,442     52,157,854     50,297,556
                                                      -----------    -----------    -----------
          Net interest income                          37,162,244     29,532,349     22,746,399
Provision for losses on loans                           1,260,000        660,000        367,153
                                                      -----------    -----------    -----------
          Net interest income after provision
             for losses on loans                       35,902,244     28,872,349     22,379,246
                                                      -----------    -----------    -----------
Noninterest income:
 Servicing and other loan fees                            789,675        638,200        585,503
 Fees for other services to customers                   1,035,822        505,107        392,572
 Gain on sales of investment securities, net            1,144,210              -              -
 Loss on sales of mortgage-backed securities, net        (582,966)    (1,296,134)             -
 Gain on sales of loans, net                              574,969        373,739        226,518
 Results of real estate operations, net                    71,032        453,101        765,251
 Other                                                    480,393        443,950        511,122
                                                      -----------    -----------    -----------
          Total noninterest income                      3,513,135      1,117,963      2,480,966
                                                      -----------    -----------    -----------
Noninterest expense:
 General and administrative:
   Compensation and employee benefits                  11,602,322      9,613,987      7,475,867
   Occupancy                                            2,777,801      2,122,183      1,831,345
   Advertising                                            563,718        465,767        340,973
   Federal insurance premiums                             855,817      2,147,752      1,625,650
   Legal, examination, and other professional fees      1,427,827      1,212,294        871,867
   Other                                                3,876,040      3,008,409      2,305,321
                                                      -----------    -----------    -----------
          Total general and administrative             21,103,525     18,570,392     14,451,023
 SAIF special assessment                                        -      5,598,880              -
 Amortization of excess cost over fair value of
   net assets acquired                                  1,710,843      1,022,642        503,682
                                                      -----------    -----------    -----------
          Total noninterest expense                    22,814,368     25,191,914     14,954,705
                                                      -----------    -----------    -----------
          Income before income taxes                   16,601,011      4,798,398      9,905,507
Income tax expense                                      6,370,000      1,982,200      3,536,000
                                                      -----------    -----------    -----------
          Net income                                  $10,231,011    $ 2,816,198    $ 6,369,507
                                                      ===========    ===========    ===========

Earnings per share, basic                               $ 1.13         $  .37         $  .84
Earnings per share, diluted                               1.08            .35            .80
                                                          ====           ====           ====


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Years ended December 31, 1997, 1996, and 1995
                                  ----------------------------------------------------------------
                                                                                       Unrealized
                                                                                       gain (loss)
                                                                                        on assets
                                      Common stock        Additional                   available
                                      ------------         paid-in       Retained      for sale,
                                    Shares     Dollars     capital       earnings         net
                                  ---------    --------   -----------   -----------   -----------
Balance at December 31, 1994      8,940,098    $ 89,400   $42,718,300   $42,770,753   $(4,211,008)

Net income                                -           -             -     6,369,507             -

Amortization of restricted
 stock awards                             -           -             -             -             -
Tax benefit of restricted
 stock awards vested                      -           -        86,000             -             -
Purchase of ESOP shares                   -           -             -             -             -
Amortization of ESOP shares               -           -       371,956             -             -
Change in unrealized gain
 (loss) on assets available
  for sale, net                           -           -             -             -     3,544,695
Stock options exercised                   -           -       (47,680)            -             -
Tax benefit of
 non-incentive stock
 options exercised                        -           -        24,000             -             -
                                  ---------    --------   -----------   -----------   -----------
Balance at December 31, 1995      8,940,098      89,400    43,152,576    49,140,260      (666,313)



Net income                                -           -             -     2,816,198             -
Dividends paid ($.16 per
 share)                                   -           -             -    (1,197,410)            -
Release of ESOP shares in
 lieu of cash dividends on
 allocated ESOP shares                    -           -         9,353             -             -
Stock issued in dividend
 reinvestment and stock
 purchase plan                            -           -        14,272             -             -
Amortization of restricted
 stock awards                             -           -             -             -             -
Tax benefit of restricted
 stock awards vested                      -           -       265,000             -             -
Amortization of ESOP shares               -           -       691,082             -             -
Change in unrealized gain
 (loss) on assets available
 for sale, net                            -           -             -             -       716,572
Stock issued to acquire
 Texas Heritage                           -           -     1,593,297             -             -
Stock options exercised                   -           -       (50,439)            -             -
Tax benefit of
 non-incentive stock
 options exercised                        -           -        52,000             -             -
                                  ---------    --------   -----------   -----------   -----------
Balance at December 31, 1996      8,940,098      89,400    45,727,141    50,759,048        50,259



Net income                                 -          -             -    10,231,011             -
Dividends paid ($.22 per
 share)                                    -          -             -    (2,011,820)            -
Release of ESOP shares in
 lieu of cash dividends on
 allocated ESOP shares                     -          -        34,814             -             -
Stock issued in dividend
 reinvestment and stock
 purchase plan                             -          -        84,031             -             -
Amortization of restricted
 stock awards                              -          -             -             -             -
Tax benefit of restricted
 stock awards vested                       -          -       162,000             -             -
Amortization of ESOP shares                -          -     1,118,196             -             -
Change in unrealized gain
 (loss) on assets available
 for sale, net                             -          -             -             -       328,992
Stock issued to acquire
 L&B Financial                     1,095,900     10,960    15,265,887             -             -
Shares sold to ESOP                        -          -       412,269             -             -
Stock options exercised                    -          -       (88,845)            -             -
Tax benefit of
 non-incentive stock
 options exercised                         -          -        82,000             -             -
                                  ----------   --------   -----------   -----------   -----------
Balance at December 31,  1997     10,035,998   $100,360   $62,797,493   $58,978,239   $   379,251
                                  ==========   ========   ===========   ===========   ===========




                                             Unamortized                                                 Total
                                             restricted       Unearned          Treasury stock           stock-
                                                stock           ESOP            --------------          holders'
                                                awards         shares       Shares       Dollars         equity
                                             -----------    -----------    --------    -----------    ------------
Balance at December 31, 1994                 $(1,017,213)   $(2,750,800)   (608,972)   $(4,860,903)   $ 72,738,529

Net income                                             -              -           -              -       6,369,507
Amortization of restricted
 stock awards                                    401,158              -           -              -         401,158
Tax benefit of restricted
 stock awards vested                                   -              -           -              -          86,000
Purchase of ESOP shares                                -     (3,779,081)          -              -      (3,779,081)
Amortization of ESOP shares                            -        413,974           -              -         785,930
Change in unrealized gain
 (loss) on assets available
 for sale, net                                         -              -           -              -       3,544,695
Stock options exercised                                -              -      16,000        127,680          80,000
Tax benefit of
 non-incentive stock
 options exercised                                     -              -           -              -          24,000
                                             -----------    -----------    --------    -----------    ------------
Balance at December 31, 1995                    (616,055)    (6,115,907)   (592,972)    (4,733,223)     80,250,738



Net income                                             -              -           -              -       2,816,198
Dividends paid ($.16 per
 share)                                                -              -           -              -      (1,197,410)
Release of ESOP shares in
 lieu of cash dividends on
 allocated ESOP shares                                 -         24,505           -              -          33,858
Stock issued in dividend
 reinvestment and stock
 purchase plan                                         -              -       4,338         34,617          48,889
Amortization of restricted
 stock awards                                    256,578              -           -              -         256,578
Tax benefit of restricted
 stock awards vested                                   -              -           -              -         265,000
Amortization of ESOP shares                            -        745,990           -              -       1,437,072
Change in unrealized gain
 (loss) on assets available
 for sale, net                                         -              -           -              -         716,572
Stock issued to acquire
 Texas Heritage                                        -              -     446,302      3,561,491       5,154,788
Stock options exercised                                -              -      16,926        135,069          84,630
Tax benefit of
 non-incentive stock
 options exercised                                     -              -           -              -          52,000
                                             -----------    -----------    --------    -----------    ------------
Balance at December 31,
 1996                                           (359,477)    (5,345,412)   (125,406)    (1,002,046)     89,918,913



Net income                                             -              -           -              -      10,231,011
Dividends paid ($.22 per
 share)                                                -              -           -              -      (2,011,820)
Release of ESOP shares in
 lieu of cash dividends on
 allocated ESOP shares                                 -         41,533           -              -          76,347
Stock issued in dividend
 reinvestment and stock
 purchase plan                                         -              -      10,018         80,044         164,075
Amortization of restricted
 stock awards                                    239,326              -           -              -         239,326
Tax benefit of restricted
 stock awards vested                                   -              -           -              -         162,000
Amortization of ESOP shares                            -        942,859           -              -       2,061,055
Change in unrealized gain
 (loss) on assets available
 for sale, net                                         -              -           -              -         328,992
Stock issued to acquire
 L&B Financial                                         -       (672,884)          -              -      14,603,963
Shares sold to ESOP                                    -       (672,761)     64,568        515,898         255,406
Stock options exercised                                -              -      29,714        237,415         148,570
Tax benefit of
 non-incentive stock
 options exercised                                     -              -           -              -          82,000
                                             -----------    -----------    --------    -----------    ------------
Balance at December 31, 1997                 $  (120,151)   $(5,706,665)    (21,106)   $  (168,689)   $116,259,838
                                             ===========    ===========    ========    ===========    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1997            1996            1995
                                                             -------------   -------------   -------------
Cash flows from operating activities:

 Net income                                                  $  10,231,011   $   2,816,198   $   6,369,507

 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                3,963,754       2,503,912       2,295,597
    Provision for losses on loans                                1,260,000         660,000         367,153
    Provision for losses on real estate                            264,000         200,000               -
    Net gain on sales of assets                                 (1,689,427)         (4,090)       (856,492)
    Loans originated for sale                                  (33,406,835)    (27,764,507)    (24,559,773)
    Sale of loans held for sale                                 35,356,956      27,019,117      22,957,970
    Deferred income taxes                                          150,000        (250,000)       (130,000)
    Stock dividend from Federal Home Loan Banks                   (210,600)       (151,800)       (339,800)
    Other, net                                                  (4,121,428)     (3,787,048)       (343,959)
                                                             -------------   -------------   -------------
         Net cash provided by operating activities              11,797,431       1,241,782       5,760,203
                                                             -------------   -------------   -------------
Cash flows from investing activities:
 Principal payments on:
   Loans receivable                                            409,382,688     290,969,097     165,052,315
   Mortgage-backed securities                                   22,327,204      22,378,652      19,464,726
 Proceeds from maturity of investment securities                20,625,000      30,335,000      28,775,000
 Proceeds from sale of:
   Loans receivable                                              9,875,541       5,873,494       5,388,938
   Mortgage-backed securities available for sale                97,661,265     147,471,014      55,412,739
   Investment securities available for sale                     76,380,742               -       3,880,781
 Redemption of Federal Home Loan Bank stock                         11,200       1,572,400               -
 Cash invested in:
   Loans receivable originated                                (344,460,751)   (330,381,304)   (137,577,488)
   Loans receivable purchased                                  (49,511,372)     (9,117,125)    (27,402,471)
   Mortgage-backed securities                                  (65,055,352)    (29,836,277)              -
   Investment securities                                      (128,242,847)    (62,997,500)     (7,994,413)
   Federal Home Loan Bank stock                                          -               -        (245,400)
 Proceeds from sale of real estate                               4,866,075       4,947,530       2,050,673
 Cash paid for acquisitions                                    (15,266,182)     (5,147,225)    (51,980,749)
 Cash and cash equivalents from acquisitions                     8,296,533       5,584,393      24,138,494
 Sale of branch deposits, net                                   (2,708,045)              -               -
 Other, net                                                     (1,693,426)     (1,673,269)       (830,428)
                                                             -------------   -------------   -------------
         Net cash provided by investing activities              42,488,273      69,978,880      78,132,717
                                                             -------------   -------------   -------------

Cash flows from financing activities:

 Increase (decrease) in savings deposits, net                   (3,975,781)     12,021,140      45,715,780
 Decrease in borrowed money, net                               (41,773,870)    (79,041,170)   (110,398,044)
 Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                         112,458        (122,011)     (2,911,422)
 Dividends paid                                                 (2,011,820)     (1,197,410)              -
 Purchase of ESOP shares                                                 -               -      (3,779,081)
 Shares sold to ESOP                                               928,167               -               -
 Other, net                                                        312,646         133,519          80,000
                                                             -------------   -------------   -------------
         Net cash used in financing activities                 (46,408,200)    (68,205,932)    (71,292,767)
                                                             -------------   -------------   -------------
         Increase in cash and cash equivalents                   7,877,504       3,014,730      12,600,153
Cash and cash equivalents at beginning of year                  23,705,494      20,690,764       8,090,611
                                                             -------------   -------------   -------------

Cash and cash equivalents at end of year                     $  31,582,998   $  23,705,494   $  20,690,764
                                                             =============   =============   =============

Supplemental disclosures of cash flow information:
 Interest paid                                               $  58,690,604   $  52,419,826   $  50,803,549

 Income taxes paid                                               7,250,893       2,492,384       3,965,252
 Noncash investing activities:
   Stock issued for acquisitions                                15,276,847       5,154,788               -
   Transfer of mortgage-backed securities from
    held to maturity to available for sale                               -               -      94,245,376
   Additions to real estate acquired in settlement
    of loans or through foreclosure                              5,577,945       3,867,980       1,826,177
   Loans originated to finance the sale of real estate             745,950         133,726         204,975
 Noncash financing activity -- interest credited                39,439,947      32,963,462      27,762,659
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

BASIS OF FINANCIAL STATEMENT PRESENTATION

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the value of the Company's investment in real estate. For a discussion of regulatory risk, see note 3.

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to changes in the economic environment and market conditions. These balances may be adjusted in the future based on such changes, or based on the results of regulatory examinations of the Company's subsidiaries.

EARNINGS PER SHARE

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" on December 31, 1997. SFAS No. 128 replaces the previously reported primary earnings per share and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is very similar to fully-diluted earnings per share.

  The Company declared a two-for-one stock split which was effected through a 100% stock dividend payable on December 17, 1997.

  All per share data for prior years has been restated to conform with the requirements of SFAS No. 128 and to give effect to the stock split.

  The following table reconciles the numerators and denominators for basic and diluted earnings per share:

                                                                     1997         1996        1995
                                                                  -----------  ----------  ----------
     Numerator:
         Net income (basic and diluted earnings per share)        $10,231,011  $2,816,198  $6,369,507
                                                                  ===========  ==========  ==========
     Denominator:
         Average shares outstanding (basic earnings per share)      9,034,922   7,541,314   7,621,698
         Effect of dilutive stock options                             445,226     407,600     344,936
                                                                  -----------  ----------  ----------
             Average shares outstanding after assumed
                 conversions (diluted earnings per share)           9,480,148   7,948,914   7,966,634
                                                                  ===========  ==========  ==========

  Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

CONSOLIDATED STATEMENTS OF CASH FLOWS

  For purposes of the consolidated statements of cash flows, the Company considers all interest-bearing deposits and federal funds sold to be cash equivalents.

INVESTMENTS IN MORTGAGE-BACKED AND INVESTMENT SECURITIES

  Investment and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and discounts.

  Available-for-sale securities, which consist of investment and mortgage-backed securities, and all equity securities are carried at fair value. Unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses, based on the amortized cost of specifically identified securities, are included in income upon sale.

  Any declines in the fair value of individual securities below their cost that are other than temporary are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity, adjusted for anticipated prepayments.

LOANS RECEIVABLE AND RELATED FEES

  Loans receivable are carried at cost, as the Company has both the intent and the ability to hold them for the foreseeable future. Interest is credited to income as earned; however, interest receivable is accrued only if deemed collectible. Generally, the Company's policy is to exclude from income interest delinquent over 90 days. Such interest ultimately collected is credited to income in the period received.

  Loan origination fees and the related incremental direct costs of originating loans are deferred and amortized over the contractual lives of the related loans using the interest method.

  The Company obtains commitments to sell certain conforming loans. All such sales are made without recourse to the Company. Loans held for sale are carried at the lower of aggregate cost or market value. Gains or losses on sales of loans are recognized at the time of sale and are determined by specific identification.

  Unearned discounts on non-real estate loans and premiums and discounts on purchased loans are amortized using the interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The allowance for loan losses is maintained at an amount considered adequate to provide for potential losses. The provision for loan losses is based on a periodic analysis of the loan portfolio by management. Management estimates a specific allowance for losses on impaired loans by considering various risk factors, including geographic location, independent appraisals of loan collateral, and payment history. In addition to the allowance for losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses. In this regard, management considers numerous factors, including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loss experience.

INVESTMENT IN REAL ESTATE

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

EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

  The excess cost over fair value of net assets acquired ("goodwill") in business combinations accounted for as purchases is amortized using the straight-line method over 15 years, the estimated period to be benefited.

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

STOCK-BASED COMPENSATION

  SFAS No. 123, "Accounting for Stock-based Compensation" provides an optional accounting method for stock-based compensation plans based on the fair value of equity instruments awarded. The Company has elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting and to disclose the effect of the fair value based method in accordance with SFAS No. 123. Stock-based compensation plans of the Company to which SFAS No. 123 applies are the management recognition plans and the Stock Option and Incentive Plan which are set forth in notes 15 and 16 to the consolidated financial statements, respectively.

RECLASSIFICATION

  Certain reclassifications of 1996 and 1995 information have been made to conform with the 1997 presentation.


(2)  BUSINESS COMBINATIONS

  Information relating to business combinations accounted for as purchases for the three-year period ended December 31, 1997 is summarized below. Under the purchase method of accounting, the results of operations of the acquired institutions are included in the Company's results of operations since the dates of their acquisitions.

                                                                                         Common
                                                                                      shares issued
                                                                              Cash    -------------    Goodwill   Assets
                                                           Merger Date        Paid    Shares  Dollars  Created   Acquired
                                                           -----------        ----    ------  -------  --------  --------
                                                                                  (dollars in millions)
North Texas Savings and Loan Association, Denton, Texas    May 31, 1995       $28.3          -      -  $  11.9   $ 190.7
First Federal Savings Bank of Longview, Longview, Texas    May 31, 1995        12.8          -      -      2.4     134.5
Shelby-Panola Savings Association, Carthage, Texas         July 13, 1995       10.9          -      -       .6      55.6
Texas Heritage Savings Association/Banc, Rowlett, Texas    December 30, 1996    5.1    446,302    5.1      6.3      71.8
L&B Financial, Inc., Sulphur Springs, Texas                February 28, 1997   15.3  1,095,900   15.3      5.9     140.8

  The following unaudited information presents pro forma results of operations of the Company for the years ended December 31, 1997 and 1996, assuming the acquisitions had taken place on January 1, 1996:



                                      1997     1996
                                      ----     ----
                           (In thousands, except per share data)
     Net interest income             $37,792  $36,524
     Net income                        9,714    2,849
                                     =======  =======

     Earnings per share, basic       $  1.05  $   .32
     Earnings per share, diluted        1.01      .30
                                     =======  =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  REGULATORY MATTERS

  The Company and its subsidiaries are subject to extensive examination and regulation by the Office of Thrift Supervision (OTS) which acts as both the chartering authority and the primary federal banking regulator. The Federal Deposit Insurance Corporation also has examination authority because the deposits of the subsidiary thrifts are federally insured.

  Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. Savings association subsidiaries are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company. The subsidiary savings associations are subject to regulations which require minimum capital levels in order to pay dividends without OTS approval. At December 31, 1997, the savings association subsidiaries had an aggregate total of approximately $14 million that was available for distribution to the Company without prior approval of the OTS.

  The capital regulations of the OTS, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of December 31, 1997, both Jefferson Savings and First Federal met all OTS capital requirements.

  Jefferson Savings and First Federal are also subject to the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. Jefferson Savings was considered well capitalized at December 31, 1997 and 1996. First Federal was considered well capitalized at December 31, 1997 and adequately capitalized at December 31, 1996.

  Following are the actual and required capital amounts and ratios as of December 31, 1997:


                                                                                                Requirements under
                                                                                        prompt corrective action provisions
                                                                                        -----------------------------------
                                       Actual                Requirements          Well capitalized      Adequately capitalized
                                       ------                ------------          ----------------      ---------------------
                                Amount       Ratio          Amount     Ratio      Amount        Ratio        Amount      Ratio
                                ------       -----          ------     -----      ------        -----        ------      -----
Tangible capital:/(1)/
   Jefferson Savings           $51,915,396     7.80%       $9,989,414   1.50%               NA                         NA
   First Federal                38,138,562     6.95%        8,230,669   1.50%               NA                         NA

Core capital:/(1)/
   Jefferson Savings            51,915,396     7.80%       19,978,828   3.00%     $33,298,047    5.00%       $26,638,438  4.00%
   First Federal                38,138,562     6.95%       16,461,339   3.00%      27,435,564    5.00%        21,948,451  4.00%

Risk-based capital:/(2)/
   Jefferson Savings            53,808,774    14.43%       29,826,727   8.00%      37,283,409   10.00%        29,826,727  8.00%
   First Federal                42,375,705    12.21%       27,754,354   8.00%      34,692,943   10.00%        27,754,354  8.00%

Tier I capital:/(2)/
   Jefferson Savings            51,915,396    13.92%               NA              22,370,046    6.00%        14,913,364  4.00%
   First Federal                38,138,562    10.99%               NA              20,815,766    6.00%        13,877,177  4.00%

  Following are the actual and required capital amounts and ratios as of December 31, 1996:


                                                                                                Requirements under
                                                                                        prompt corrective action provisions
                                                                                        -----------------------------------
                                       Actual                Requirements          Well capitalized      Adequately capitalized
                                       ------                ------------          ----------------      ---------------------
                                Amount       Ratio          Amount     Ratio      Amount        Ratio        Amount      Ratio
                                ------       -----          ------     -----      ------        -----        ------      -----
Tangible capital:/(1)/
   Jefferson Savings           $45,679,759    6.64%        $10,318,409  1.50%              NA                     NA
   First Federal                23,375,655    5.31%          6,607,595  1.50%              NA                     NA

Core capital:/(1)/
   Jefferson Savings            45,679,759    6.64%         20,636,818  3.00%   $34,394,697       5.00%      $27,515,758  4.00%
   First Federal                23,375,655    5.31%         13,215,189  3.00%    22,025,315       5.00%       17,620,252  4.00%

Risk-based capital:/(2)/
   Jefferson Savings            47,193,139   11.36%         33,229,271  8.00%  41,536,589        10.00%       33,229,271  8.00%
   First Federal                27,104,063    9.13%         23,760,823  8.00%  29,701,029        10.00%       23,760,823  8.00%

Tier I capital:/(2)/
   Jefferson Savings            45,679,759   11.00%                   NA       24,921,954         6.00%       16,614,636  4.00%
   First Federal                23,375,655    7.87%                   NA       17,820,617         6.00%       11,880,412  4.00%


(1)  To adjusted total assets
(2)  To risk-weighted assets


  On September 25, 1997, First Federal entered into a Supervisory Agreement ("Agreement") with the OTS in connection with an OTS examination of the Bank for the period ended December 31, 1996. First Federal agreed to take corrective actions with respect to certain matters primarily related to lending and asset classification functions, including compliance with lending limits, the review of the loan portfolio in accordance with the asset classification policy and the correction of technical exceptions found in First Federal's credit and collateral files. First Federal also agreed to curtail loans for acquisition and development purposes without prior OTS approval and to restrict the amount of residential construction loans it may make to one borrower. During the course of the examination and in its formal examination response to the OTS, First Federal advised the OTS that it had already taken, or committed to take, substantially all of the actions required by the agreement, including internally imposed restrictions on lending activities that are more stringent than those called for by the Agreement. First Federal and the Company believe that First Federal is in compliance with the terms of the Agreement.



(4)  INVESTMENT SECURITIES


  The amortized cost and fair value of debt securities classified as available for sale are summarized as follows:

                                                     December 31, 1997
                                     --------------------------------------------------
                                                     Gross      Gross
                                                    unreal-    unreal-
                                      Amortized      ized       ized          Fair
                                         cost        gains     losses         value
                                     ------------  ---------  ---------   -------------
     United States government and
       agency obligations            $129,237,790   $459,571   $(38,352)   $129,659,009
     Tax-exempt municipal bond            336,523        968          -         337,491
                                     ------------   --------  ---------   -------------
                                     $129,574,313   $460,539   $(38,352)   $129,996,500
                                     ============   ========  =========   =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      December 31, 1996
                                     --------------------------------------------------
                                                      Gross      Gross
                                                     unreal-    unreal-
                                      Amortized       ized        ized         Fair
                                        cost          gains      losses       value
                                     -----------   ----------   ---------   -----------
     United States government and
       agency obligations            $84,477,683   $1,067,688   $(206,607)  $85,338,764
     Tax-exempt municipal bond           361,061        1,947           -       363,008
                                     -----------   ----------   ---------   -----------
                                     $84,838,744   $1,069,635   $(206,607)  $85,701,772
                                     ===========   ==========   =========   ===========

  Gross realized gains, gross realized losses, and gross proceeds on sales of investment securities available for sale are summarized as follows:


                                       1997         1996           1995
                                       ----         ----           ----
     Gross realized gains          $ 1,183,565   $          -   $         -
     Gross realized losses             (39,355)             -             -
                                   -----------   ------------   -----------
              Net realized gain    $ 1,144,210   $          -   $         -
                                   ===========   ============   ===========



     Gross proceeds                $76,380,742   $          -   $ 3,880,781
                                   ===========   ============   ===========

  The amortized cost and fair value of investment securities, by contractual maturity, are summarized as follows:

                                                    December 31, 1997
                                                    -----------------
                                                  Amortized       Fair
                                                    cost         value
                                                    ----         -----
      Within one year                          $ 80,954,059   $ 81,188,431
      One to five years                          33,620,254     33,813,869
      Five to 10 years                           15,000,000     14,994,200
                                               ------------   ------------
                                               $129,574,313   $129,996,500
                                               ============   ============

      Weighted average interest rate                      6.81%
                                                          ====


(5)  MORTGAGE-BACKED SECURITIES

  The amortized cost and fair value of mortgage-backed securities, classified as available for sale, are summarized as follows:

                                               December 31, 1997
                                -----------------------------------------------
                                               Gross        Gross
                                  Amortized  unrealized  unrealized    Fair
                                   cost        gains       losses      value
                                   ----        -----       ------      -----
     GNMA                       $60,547,930   $ 93,050   $     (1)  $60,640,979
     FHLMC                        5,510,025     47,420     (7,125)    5,550,320
     FNMA                        11,470,379    160,126    (34,817)   11,595,688
     Collateralized mortgage
       obligations                7,741,697         92    (48,483)    7,693,306
                                -----------   --------   --------   -----------
                                $85,270,031   $300,688   $(90,426)  $85,480,293
                                ===========   ========   ========   ===========

                                                December 31, 1997
                                             -----------------------
                                                 Gross         Gross
                                  Amortized    unrealized    unrealized      Fair
                                    cost         gains        losses         value
                                    ----         -----        ------         -----
     GNMA                       $31,403,313   $   363,023   $    (4,190)  $31,762,146
     FHLMC                       19,552,821        58,920       (61,265)   19,550,476
     FNMA                        14,913,952       132,677       (55,888)   14,990,741
     Collateralized mortgage
       obligations               30,111,995             -    (1,212,046)   28,899,949
                                -----------   -----------   -----------   -----------
                                $95,982,081   $   554,620   $(1,333,389)  $95,203,312
                                ===========   ===========   ===========   ===========

  Gross realized gains, gross realized losses, and gross proceeds on sales of mortgage-backed securities available for sale are summarized as follows:

                                            1997            1996            1995
                                            ----            ----            ----
     Gross realized gains               $   367,348    $   1,318,142    $          -
     Gross realized losses                 (950,314)      (2,614,276)              -
                                        -----------    -------------    ------------
           Net realized gain (loss)     $  (582,966)   $  (1,296,134)   $          -
                                        ===========    =============    ============
     Gross proceeds                     $97,661,265    $ 147,471,014    $ 55,412,739
                                        ===========    =============    ============

  The amortized cost and fair value of mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or possible prepayments.

                               December 31, 1997
                           -------------------------
                            Amortized       Fair
                              cost         value
                           -----------   -----------
      Within one year      $ 2,031,205   $ 2,053,046
      One to five years      2,062,182     2,068,439
      Five to ten years              -             -
      After ten years       81,176,644    81,358,808
                           -----------   -----------

                           $85,270,031   $85,480,293
                           ===========   ===========


      Weighted average interest rate        5.66%
                                            ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  LOANS RECEIVABLE, NET

  Loans receivable are summarized as follows:

                                                              December 31,
                                                             --------------
                                                          1997            1996
                                                      ------------    ------------
     Loans secured by real estate:
        Residential:
          Conventional                                $645,541,593    $620,934,461
          Home equity                                   54,156,400      44,923,700
          FHA insured/VA guaranteed                      2,073,344         967,822
          Held for sale                                  2,192,868       2,820,623
          Construction and development                 163,389,597     242,142,690
        Commercial                                      80,758,341      56,666,869
                                                      ------------    ------------
                Total loans secured by real estate     948,112,143     968,456,165
     Other loans:
        Commercial secured by first mortgage loans       9,775,000       5,000,000
        Automobile loans                                 3,133,757       1,648,668
        Loans secured by savings deposits                5,531,514       3,658,476
        Education loans                                    191,459         177,749
        Other                                            4,179,450       3,195,261
                                                      ------------    ------------
                                                       970,923,323     982,136,319
     Add (deduct):
        Loans in process                               (38,125,984)    (89,573,006)
        Unearned discounts, net                         (1,112,417)     (1,786,152)
        Deferred loan costs, net                         1,416,952       1,156,502
        Allowance for loan losses                       (8,182,268)     (6,528,601)
                                                      ------------    ------------
                                                      $924,919,606    $885,405,062
                                                      ============    ============

     Weighted average interest rate at end of year        8.20%           8.17%
                                                          ====            ====

  Loans serviced for others at December 31, 1997, 1996, and 1995 totaled approximately $85.8 million, $58.0 million, and $54.6 million, respectively.

  A summary of impaired loans, which includes nonaccrual loans, follows:

                                                          December 31,
                                                          ------------
                                                       1997          1996
                                                       ----          ----
     Nonaccrual loans                                $5,406,498   $1,486,193
     Impaired loans continuing to accrue interest     3,266,667    1,748,924
                                                     ----------   ----------
     Total impaired loans                            $8,673,165   $3,235,117
                                                     ==========   ==========

     Impaired loans with related allowance
        for loan losses                              $2,914,345   $  387,970

     Allowance for losses on impaired loans             695,785       80,465
     Impaired loans with no related allowance
        for loan losses                               5,758,820    2,847,147
     Average balance of impaired loans
        during the year                               6,181,553    3,256,772
                                                     ==========   ==========

  Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest were $797,000 and $570,000, respectively, for the year ended December 31, 1997. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest were $137,000 and $61,000, respectively, for the year ended December 31, 1996. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest were $135,000 and $43,000, respectively, for the year ended December 31, 1995.

  Activity in the allowance for loan losses is summarized as follows:

                                                1997         1996          1995
                                                ----         ----          ----
     Balance at beginning of year            $6,528,601    $5,095,856    $3,470,908
     Allowance from purchase acquisitions     1,155,764       850,893     1,378,050
     Provision charged to expense             1,260,000       660,000       367,153
     Recoveries                                  18,810                       1,575
     Charge-offs                               (780,907)      (78,148)     (121,830)
                                             ----------    ----------    ----------
     Balance at end of year                  $8,182,268    $6,528,601    $5,095,856
                                             ==========    ==========    ==========

  Loans to executive officers and directors are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and, in the opinion of management, do not involve more than the normal risk of collectibility. These loans totaled $1,739,544 and $1,841,569 at December 31, 1997 and 1996, respectively.

  Activity in loans to executive officers and directors is summarized as follows:


     Balance at December 31, 1996              $1,841,569
     New loans or advances                        523,837
     Repayments                                  (734,929)
     Change in director and officer status        109,067
                                               ----------
     Balance at December 31, 1997              $1,739,544
                                               ==========

(7)  INVESTMENT IN REAL ESTATE, NET


  Investment in real estate is summarized as follows:

                                                       December 31,
                                                       ------------
                                                     1997        1996
                                                     ----        ----
     Real estate acquired through foreclosure    $4,790,756   $4,894,051
     Less allowance for losses                      534,835      433,849
                                                 ----------   ----------
                                                 $4,255,921   $4,460,202
                                                 ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Activity in the allowance for losses is summarized as follows:

                                          Real        Real
                                         estate      estate
                                        acquired    acquired
                                         for de-    through
                                        velopment    fore-
                                        and sale    closure        Total
                                        --------    --------       -----
     Balance at December 31, 1994     $ 1,100,196   $ 454,790   $ 1,554,986

     Acquisition of First Federal          33,148      52,366        85,514
     Charge-offs                          (33,148)   (234,842)     (267,990)
                                      -----------   ---------   -----------
     Balance at December 31, 1995       1,100,196     272,314     1,372,510
     Provision                                  -     200,000       200,000
     Charge-offs                       (1,100,196)    (59,904)   (1,160,100)
     Acquisition of Texas Heritage              -      21,439        21,439
                                      -----------   ---------   -----------
     Balance at December 31, 1996               -     433,849       433,849
     Provision                                  -     264,000       264,000
     Charge-offs                                -    (263,014)     (263,014)
     Acquisition of L&B Financial               -     100,000       100,000
                                      -----------   ---------   -----------
     Balance at December 31, 1997     $         -   $ 534,835   $   534,835
                                      ===========   =========   ===========

  The results of real estate operations are summarized as follows:

                                               1997       1996        1995
                                               ----       ----        ----
     Gain from sales of real estate, net    $ 475,829   $ 878,315   $629,974
     Provision for losses on real estate     (264,000)   (200,000)         -
     Operating income (expense), net         (140,797)   (225,214)   135,277
                                            ---------   ---------   --------
                                            $  71,032   $ 453,101   $765,251
                                            =========   =========   ========

(8)  OFFICE PROPERTIES AND EQUIPMENT


  Office properties and equipment are summarized as follows:

                                                             December 31,
                                                             ------------
                                                           1997         1996
                                                           ----         ----
     Land                                              $ 2,650,533   $ 2,066,270
     Office buildings                                    6,938,754     5,998,551
     Leasehold improvements                              1,025,680     1,033,208
     Furniture and equipment                             7,651,301     5,544,356
                                                       -----------   -----------
                                                        18,266,268    14,642,385
     Less accumulated depreciation and amortization      6,734,121     4,974,534
                                                       -----------   -----------
                                                       $11,532,147   $ 9,667,851
                                                       ===========   ===========

  Depreciation and amortization expense totaled $1,305,362, $866,889, and $707,323 for the years ended December 31, 1997, 1996, and 1995, respectively.



  The Company leases certain of its facilities and equipment under noncancelable operating leases. These leases expire at various dates and contain options for renewal. The future minimum rental obligations under the terms of the leases are summarized as follows:


Year ending December 31:

1998                          $377,373
1999                           203,941
2000                           118,918
2001                            78,468
2002                            66,576
Thereafter                      83,220
                              --------
                              $928,496
                              ========

  Net rent expense for 1997, 1996, and 1995 is summarized as follows:

                                  1997        1996        1995
                                  ----        ----        ----
               Rent expense    $ 402,540   $ 374,237   $ 319,943
               Rent income      (229,069)   (103,938)   (110,552)
                               ---------   ---------   ---------
                               $ 173,471   $ 270,299   $ 209,391
                               =========   =========   =========

(9)  ACCRUED INCOME AND OTHER ASSETS

  Accrued income and other assets are summarized as follows:

                                       December 31,
                                  -----------------------
                                     1997         1996
                                  ----------   ----------
Accrued interest:
  Loans receivable                $5,871,685   $6,349,988
  Mortgage-backed securities         422,209      565,724
  Investment securities            1,808,476      720,930
  Interest rate cap agreements             -       44,696
                                  ----------   ----------
                                   8,102,370    7,681,338
Accounts receivable                  321,748      321,878
Interest rate cap premiums                 -       10,639
Other                              1,273,421      406,721
                                  ----------   ----------
                                  $9,697,539   $8,420,576
                                  ==========   ==========

(10)  SAVINGS DEPOSITS

  Savings deposits are summarized as follows:

                                                     December 31,
                                  -------------------------------------------------
                                            1997                      1996
                                  ------------------------   ----------------------
                                                  Weighted                 Weighted
                                                  average                  average
                                                  interest                 interest
                                      Amount        rate        Amount       rate
                                  --------------  --------   ------------  --------
 Non-interest bearing             $   10,164,832         -%  $  9,805,226         -%
 NOW                                  47,009,006      2.34     41,232,878      2.29
 Money market                        128,121,415      4.26    108,955,371      4.12
 Passbook and statement savings       48,750,251      2.48     48,360,266      2.43
                                  --------------             ------------
                                     234,045,504      3.32    208,353,741      3.17
 Certificates of deposit             810,835,626      5.74    738,714,931      5.67
                                  --------------             ------------

  Total savings deposits          $1,044,881,130      5.20%  $947,068,672      5.12%
                                  ==============      ====   ============      ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investment and mortgage-backed securities totaling $15.4 million were pledged against certain deposits over $100,000 at December 31, 1997.

  Certificates of deposit, by rate, are summarized as follows:

                                  December 31,
                           ---------------------------
                               1997           1996
                           ------------   ------------

            2.00-2.99%     $    166,824   $    305,115
            3.00-3.99%                -         80,114
            4.00-4.99%       47,836,606     41,092,223
            5.00-5.99%      649,208,453    581,080,551
            6.00-6.99%       94,406,592    100,319,367
            7.00-7.99%       19,075,867     15,585,135
            8.00-8.99%          141,284        252,426
                           ------------   ------------
                           $810,835,626   $738,714,931
                           ============   ============


  The scheduled maturities of the certificates of deposit are summarized as follows:



                                   December 31, 1997
                                   -----------------

                                               Percent
                                    Amount     of total
                                 ------------  --------
              Within one year    $570,837,908      70.4%
              Second year         148,590,150      18.3
              Third year           65,301,286       8.1
              Fourth year          11,079,545       1.4
              Fifth year           12,062,891       1.5
              Thereafter            2,963,846        .3
                                 ------------     -----

                                 $810,835,626     100.0%
                                 ============     =====

  Interest expense on savings deposits by type is summarized as follows:

                                           1997           1996          1995
                                           ----           ----          ----
      NOW                               $ 1,928,299   $   974,885   $   741,819
      Money market                        4,186,233     3,877,708     3,501,849
      Passbook and statement savings      1,281,232     1,209,597     1,277,893
      Certificates of deposit            46,058,227    38,303,458    31,473,566
                                        -----------   -----------   -----------
                                        $53,453,991   $44,365,648   $36,995,127
                                        ===========   ===========   ===========

(11)  BORROWED MONEY


  Borrowed money is summarized as follows:

                                                      December 31,
                                     -----------------------------------------------
                                             1997                    1996
                                     ----------------------   ---------------------
                                                   Weighted                Weighted
                                                   average                 average
                                                  interest                 interest
                                       Amount       rate        Amount       rate
                                     -----------  ---------   -----------  --------
 Lines of credit with Federal Home
    Loan Banks                       $14,790,625       6.25%  $27,490,486      6.11%
                                     -----------              -----------
 Advances from Federal Home Loan
    Banks due:
      1997                                     -               30,000,000      5.81
      1998                            23,290,533       6.14    20,770,491      6.16
      1999                            19,447,595       5.94    15,646,366      6.05
      2000                             5,000,000       5.66             -         -
      2015                               340,475       6.92       344,484      6.92
                                     -----------              -----------
                                      48,078,603       6.01    66,761,341      5.98
Commercial bank debt due in 1998       3,039,029       8.90     3,430,300      9.15
                                     -----------              -----------
                                     $65,908,257       6.20%  $97,682,127      6.13%
                                     ===========  =========   ===========  ========


  At December 31, 1997, the total unused lines of credit with the Federal Home Loan Banks totaled $51.2 million. The terms of the agreements call for interest rates that vary daily. These borrowings averaged $9.3 million, $17.4 million, and $30.8 million during the years ended December 31, 1997, 1996, and 1995, respectively. The maximum amount outstanding at any month-end during 1997, 1996, and 1995 was $20.9 million, $29.2 million, and $55.2 million, respectively.

  Advances from FHLBs averaged $67.7 million, $116.8 million, and $183.1 million during 1997, 1996, and 1995, respectively. The maximum amount outstanding at any month-end was $96.7 million, $150.5 million, and $212.9 million during the years ended December 31, 1997, 1996, and 1995, respectively.

  At December 31, 1997 borrowings from the FHLBs were collateralized by all stock in the FHLBs and blanket liens on first mortgage loans.

  The commercial bank debt is collateralized by Jefferson Savings stock. The debt matures on May 31, 1998 and requires annual principal payments of $314,923 and quarterly interest payments.

  Interest expense on borrowed money, by type, is summarized as follows:

                                                  1997          1996          1995
                                                  ----          ----          ----
     Lines of credit with the FHLBs            $  372,472    $  813,911    $ 1,761,931
     Advances from FHLBs                        4,076,773     6,878,467     11,082,926
     Securities sold under agreements
        to repurchase                                   -             -      1,310,598
     Interest on federal funds purchased                -        11,083              -
     Interest rate cap agreements, net             (9,005)     (183,947)      (985,055)
     Interest on commercial bank debt             249,211       272,692        132,029
                                               ----------    ----------    -----------
                                               $4,689,451    $7,792,206    $13,302,429
                                               ==========    ==========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  INTEREST RATE CAP AGREEMENTS


  Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on short-term borrowings. Such agreements involve a certain amount of credit risk in that a counterparty to an agreement may default. The amounts potentially subject to credit risk are the future cash flows under the agreements and not the notional principal amounts. These agreements, entered into during 1994, provide for payments to the Company on a quarterly basis to the extent the 90-day LIBOR rises above 4.25% on a notional principal amount of $20 million. The Company's interest rate cap agreements at December 31, 1996 matured during 1997.



(13) ACCRUED EXPENSES AND OTHER LIABILITIES


  Accrued expenses and other liabilities are summarized as follows:

                                                         December 31,
                                                    -----------------------
                                                        1997         1996
                                                    ----------   ----------
Accrued interest payable:
  Savings deposits                                  $  372,901   $  428,358
  Borrowed money                                       116,232       56,110
                                                    ----------   ----------
                                                       489,133      484,468
Accounts payable for check fundings, net             3,142,253    3,930,808
Income taxes payable                                   320,547      645,241
Accrued compensation and benefits expense            1,009,925    1,151,648
Accounts payable                                       691,269      783,453
Unremitted payments on loans serviced for others       289,758      689,186
Unearned profit on real estate sales                         -      147,925
Other                                                1,041,589    1,368,210
                                                    ----------   ----------
                                                    $6,984,474   $9,200,939
                                                    ==========   ==========

(14)  INCOME TAXES


  Prior to 1996, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax. The Company used the percentage of taxable income method for 1995 in determining the bad debt deduction for tax purposes.

  The special bad debt deduction accorded thrift institutions is covered under
Section 593 of the Internal Revenue Code ("IRC"). On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was signed into law. This Act included the repeal of Section 593 effective for tax years beginning after December 31, 1995. As a result, thrift institutions are no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 (`base year reserve"). The recapture will generally be taken into income ratably over six tax years. However, if the Company meets a residential loan requirement for tax years beginning in 1996 and 1997, recapture of the reserve can be deferred until the tax year beginning in 1998. At December 31, 1997, the Company had bad debts deducted for tax purposes in excess of the base year reserve of approximately $4.1 million. The Company has recognized a deferred income tax liability for this amount.

  Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 1997, retained earnings included approximately $19.5 million of base year reserves for which no deferred federal income tax liability has been recognized.

  Income tax expense is summarized as follows:



                                  1997         1996         1995
                               ----------   ----------   ----------
Current expense:
 Federal                       $6,214,000   $2,070,355   $3,580,000
 State                              6,000      161,845       86,000
Deferred federal and state        150,000     (250,000)    (130,000)
                               ----------   ----------   ----------
                               $6,370,000   $1,982,200   $3,536,000
                               ==========   ==========   ==========

  The reasons for the difference between expected income tax expense, computed at the statutory federal income tax rate, and actual income tax expense are summarized as follows:

                                      1997                   1996                   1995
                             --------------------    --------------------    --------------------
                               Amount     Percent      Amount     Percent      Amount     Percent
                             ----------   -------    ----------   -------    ----------   -------
Computed "expected"
   income tax expense        $5,810,354      35.0%   $1,631,455      34.0%   $3,367,872      34.0%
Items affecting federal
   income tax rate:
    Goodwill amortization       598,795       3.6       347,698       7.2       171,252       1.7
    Other, net                  (39,149)      (.2)        3,047        .1        (3,124)        -
                             ----------      ----    ----------      ----    ----------      ----

                             $6,370,000      38.4%   $1,982,200      41.3%   $3,536,000      35.7%
                             ==========      ====    ==========      ====    ==========      ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                      December 31,
                                                              --------------------------
                                                                  1997          1996
                                                              -----------    -----------
Deferred tax assets:
 Book provision for loan loss in excess of tax                $ 2,853,000    $ 2,323,000
 Deferred profit on real estate sold                               22,000         47,000
 Deferred compensation and stock bonus awards                     532,000        332,000
 Purchase accounting adjustments                                  399,000              -
 Other                                                             42,000         87,000
                                                              -----------    -----------
        Total gross deferred tax assets                         3,848,000      2,789,000
                                                              -----------    -----------
Deferred tax liabilities:
 Deferred loan costs, net                                        (540,000)      (593,000)

 Office properties and equipment, principally due to

  differences in depreciation                                    (397,000)      (337,000)
 FHLB stock dividends, principally due to deferral of
  income for tax reporting                                       (882,000)      (772,000)
 Installment sales of real estate acquired for development
  and sale                                                       (602,000)      (780,000)
 Purchase accounting adjustments                                        -       (179,000)
 Tax bad debt deductions in excess of base year amount         (1,534,000)    (1,332,000)
 Unrealized gain on securities available for sale                (253,200)       (34,000)
 Other                                                           (110,800)       (86,000)
                                                              -----------    -----------
        Total gross deferred tax liabilities                   (4,319,000)    (4,113,000)
                                                              -----------    -----------
        Net deferred tax liability                            $  (471,000)   $(1,324,000)
                                                              ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  BENEFIT PLANS

  The Company sponsors a thrift savings plan qualifying under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees with one year of service. Participants may designate up to 10% of their annual compensation as their contribution to the plan. Under the plan, contributions by employees of up to 3% of their annual compensation are partially matched by the Company. Matching contributions by the Company totaled approximately $155,000, $129,000, and $65,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

  The Company has a tax-qualified employee stock ownership plan which covers substantially all employees who have attained the age of 21 and completed one year of service. All shares were purchased by the ESOP using funds loaned by the Company and are held in a suspense account for allocation among the participants as the loans are repaid with level principal payments over periods ranging from 7 to 12 years. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. Dividends received by the ESOP on allocated shares are used to release additional shares which are allocated among the participants based upon their pro rata share ownership.

  The cost of shares held by the ESOP is recorded in the consolidated financial statements through a charge to a contra equity account for the unearned shares. The contra equity account is reduced as shares are committed to be released to the participants. For ESOP shares committed to be released to compensate employees, the Company recognizes compensation expense equal to the fair value of shares committed to be released. Compensation expense was $2,061,055, $1,437,072, and $785,930 for the years ended December 31, 1997, 1996, and 1995, respectively.

  The ESOP shares as of December 31, 1997 were as follows:



Allocated shares                      482,754
Unearned shares                       730,508
                                  -----------
      Total ESOP shares             1,213,262
                                  ===========
Fair value of unearned shares
 at December 31, 1997             $14,975,414
                                  ===========


  The Company has management recognition plans ("MRPs") to reward and retain personnel of experience and ability in key positions of responsibility. The MRPs hold 171,924 shares of the Company's common stock which were contributed by the Company. 164,500 of such shares have been granted in the form of restricted stock to eligible employees and are paid to such employees under vesting schedules ranging from three to five years. The unearned shares held by the MRPs are recorded in the consolidated financial statements as a charge to a contra equity account. The contra equity account is amortized to expense over the period of vesting. The related pretax expense was $239,326, $256,578, and $401,158 for the years ended December 31, 1997, 1996, and 1995, respectively.
No MRP shares were awarded during the years ended December 31, 1997, 1996, or 1995. As such, the SFAS No. 123 disclosure requirements of the proforma effects of the fair value based method of accounting for shares granted are not applicable.

  The Company has a retirement plan for its non-employee directors who retire from the Company's Board of Directors at or after age 70 in accordance with its Bylaws. Such a director will receive, on each of the three anniversary dates of his retirement, an amount equal to 50% of the directors' fees which he received from the Company during the calendar year preceding his retirement. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered directors. The related pretax expense was approximately $39,400 per year for the years ended December 31, 1997, 1996, and 1995.

  During 1993, the Company entered into a supplemental retirement agreement with the Company's Chief Executive Officer. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered executive. The related pretax expense was approximately $300,900, $150,900, and $150,900 for the years ended December 31, 1997, 1996, and 1995, respectively.



(16)  STOCK OPTION PLAN


  The Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan") provides for the granting, to directors and key employees of the Company and its subsidiaries, of options to purchase up to 859,624 shares of common stock of the Company over a period of 10 years at a price not less than the market value of the shares at the date the options were granted. The Plan provides for the granting of options which either qualify or do not qualify as Incentive Stock Options as defined by Section 422 of the Internal Revenue Code of 1986, as amended. As of December 31, 1997, there were 151,164 options available for grant. A summary of stock options outstanding at December 31, 1997 follows:

                Year     Options      Options       Remaining      Exercise
              granted  outstanding  exercisable  contractual life    price
              -------  -----------  -----------  ----------------  --------
               1993      636,652      592,798       5.27 years      $ 5.00
               1995          772          308       7.13 years        8.18
               1996        1,544          308       8.13 years       12.87
               1997        4,000            -       9.38 years       14.50
                         -------      -------

            Total        642,968      593,414
                         =======      =======
            Weighted average                        5.31 years        5.08

  Changes in options outstanding were as follows:


                                                     Weighted
                                          Number of  average
                                            shares    price
                                          ---------  --------
          Balance at December 31, 1994    701,916    $ 5.00
          Granted                             772      8.18
          Exercised                       (16,000)     5.00
          Forfeited                        (2,316)     5.00
                                          -------
          Balance at December 31, 1995    684,372      5.00
          Granted                           1,544     12.87
          Exercised                       (16,926)     5.00
          Forfeited                             -
                                          -------
          Balance at December 31, 1996    668,990      5.02
          Granted                           4,000     14.50
          Exercised                       (29,714)     5.00
          Forfeited                          (308)     5.00
                                          -------
          Balance at December 31, 1997    642,968      5.08
                                          =======    ======

  No amounts have been charged to expense in connection with this plan. Disclosure of the fair value based method of accounting for stock options granted during the years ended December 31, 1997, 1996 and 1995 as required by SFAS No. 123 is not presented due to the immaterial effects of stock options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



(19) COMMITMENTS AND CONTINGENCIES


  As of December 31, 1997, the Company had outstanding commitments to originate adjustable and fixed rate mortgage loans and home equity loans totaling approximately $16.6 million, $8.7 million, and $1.1 million, respectively; to purchase adjustable rate mortgage loans totaling approximately $4.6 million; and to sell fixed rate mortgage loans totaling approximately $3.9 million. In addition, the Company had unused equity lines of credit totaling $45.0 million. Commitments to originate loans are extended for periods up to 120 days. Commitments outstanding at December 31, 1997, to originate fixed rate mortgage loans were issued at rates ranging from 6.75% to 10.50%. Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The amount of credit risk in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the loan when originated. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.



  The Company is involved in various litigation in the ordinary course of business. In the opinion of management and the Company's counsel, at the present time, disposition of the suits and claims will not have a material effect on the Company's financial position.



(20)  LIQUIDATION ACCOUNT


  On April 8, 1993, the Association converted from a mutual savings association to a capital stock savings association. At the time of conversion, the Association established a liquidation account in an amount equal to the regulatory capital of the Association as of September 30, 1992 (the date of the most recent balance sheet included in the offering circular related to the Conversion). The liquidation account is maintained for the benefit of any person with a deposit account of $50 or more in the Association on March 31, 1992 ("Eligible Depositor") who continues to maintain their deposits in the Association after that date. In the event of a complete liquidation of the Association, each Eligible Depositor will be entitled to an interest in the liquidation account in the proportionate amount of the then current adjusted balance of deposits held before any liquidation distribution may be made with respect to the stockholders. The balance attributable to the liquidation account is decreased by a proportionate amount as each account holder closes an account or reduces the balance in such account as of any subsequent fiscal year-end. The liquidation account at December 31, 1997 was approximately $12.5 million. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Company, except that the Company may not declare or pay a cash dividend on, or repurchase any of, its capital stock, if the effect of such dividend or repurchase would be to cause the Association's retained earnings to be reduced below the aggregate amount then required for the liquidation account.


(21) FAIR VALUES OF FINANCIAL INSTRUMENTS


  The estimated fair values of the Company's financial instruments are as follows:

                                                       December 31,
                                     -------------------------------------------------
                                             1997                      1996
                                     -----------------------  ------------------------
                                                  Estimated                 Estimated
                                      Carrying      fair       Carrying       fair
                                       value        value        value        value
                                     ----------  -----------  -----------  -----------
                                                     (In thousands)
Financial assets:
 Cash and cash equivalents           $   31,583   $   31,583   $   23,705   $   23,705
 Investment securities                  129,997      129,997       85,702       85,702
 Mortgage-backed securities              85,480       85,480       95,203       95,203
 Loans receivable                       924,920      944,341      885,405      898,707
 Stock in Federal Home Loan Banks        16,742       16,742       15,769       15,769
 Interest rate cap agreements                 -            -           11           20
 Accrued interest receivable              8,102        8,102        7,681        7,681
                                     ----------   ----------   ----------   ----------
                                     $1,196,824   $1,216,245   $1,113,476   $1,126,787
                                     ==========   ==========   ==========   ==========


 Financial liabilities:
   Savings deposits:
     Passbook and statement
     savings, NOW, and
     money market accounts           $  234,046   $  234,046   $  208,354   $  208,354
   Certificates of deposit              810,835      813,808      738,715      742,171
   Borrowed money                        65,908       67,823       97,682       97,543
   Accrued interest payable                 489          489          484          484
                                     ----------   ----------   ----------   ----------

                                     $1,111,278   $1,116,166   $1,045,235   $1,045,548
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

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

(22) PARENT COMPANY FINANCIAL INFORMATION


  The following are condensed balance sheets as of December 31, 1997 and 1996 and condensed statements of income and cash flows for the years ended December 31, 1997, 1996, and 1995 for Jefferson Savings Bancorp, Inc. (parent company only):

                                                 (In thousands)
                 Condensed Balance Sheets       1997       1996
                 ------------------------       ----       ----
Assets:
         Investment in subsidiaries           $114,399   $88,951
         Advances to subsidiaries                5,080     4,393
         Other assets                              159       274
                                              --------   -------
                                              $119,638   $93,618
                                              ========   =======
Liabilities and stockholders' equity:
         Commercial bank debt                 $  3,039   $ 3,430
         Other liabilities                         339       269
         Stockholders' equity                  116,260    89,919
                                              --------   -------
                                              $119,638   $93,618
                                              ========   =======

                                                            (In thousands)
            Condensed Statements of Income            1997       1996        1995
            ------------------------------            ----       ----        ----
Interest income                                     $   743    $   812    $    894
Interest expense                                        249        273         132
Dividends from subsidiaries                               -          -      39,064
Gain on real estate operations                            -        319         150
                                                    -------    -------    --------
                                                        494        858      39,976
Operating expenses                                      553        761         459
                                                    -------    -------    --------
  Income (loss) before income taxes and equity
   in undistributed earnings of subsidiaries            (59)        97      39,517
Income tax expense (benefit)                            (19)       129         160
                                                    -------    -------    --------
  Income (loss) before undistributed earnings
   of subsidiaries                                      (40)       (32)     39,357
Equity in undistributed earnings of subsidiaries     10,271      2,848     (32,987)
                                                    -------    -------    --------
  Net income                                        $10,231    $ 2,816    $  6,370
                                                    =======    =======    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       (In thousands)
         Condensed Statements of Cash Flows           1997            1996           1995
         ----------------------------------           ----            ----           ----
Operating activities:
 Net income                                           $ 10,231        $ 2,816      $  6,370
 Net income of subsidiaries                            (10,271)        (2,848)       (6,077)
 Dividends from subsidiaries                                 -              -        39,064
 Other, net                                              1,889          1,551         1,857
                                                      --------        -------      --------
      Net cash provided by operating activities          1,849          1,519        41,214
                                                      --------        -------      --------
Investing activities:
 Advances to subsidiaries                                 (687)        (1,343)       10,504
 Proceeds from sale of real estate                           -          1,237           183
 Cash paid for acquisitions                                  -              -       (51,981)
                                                      --------        -------      --------
      Net cash used in investing activities               (687)          (106)      (41,294)
                                                      --------        -------      --------
Financing activities:
 Dividends paid                                         (2,012)        (1,197)            -
 Change in borrowed money                                 (391)          (349)        3,779
 Purchase of ESOP shares                                     -              -        (3,779)
 Shares sold to ESOP                                       928
 Proceeds from stock options exercised                     149             84            80
 Proceeds from dividend reinvestment and
  stock purchase plan                                      164             49             -
                                                      --------        -------      --------
      Net cash provided by (used in)
        financing activities                            (1,162)        (1,413)           80
                                                      --------        -------      --------
Net change in cash and cash equivalents                      -              -             -
Cash and cash equivalents at beginning of year               -              -             -
                                                      --------        -------      --------
Cash and cash equivalents at end of year              $      -        $     -      $      -
                                                      ========        =======      ========

Supplemental disclosures of cash flow information:
      Stock issued for acquisitions                   $ 15,277     $    5,155      $       -
      Capital injection to subsidiary                   14,604          5,155              -
                                                       =======         ======        =======

SUPPLEMENTARY DATA
------------------

QUARTERLY FINANCIAL DATA

1997                                                                  1/ST/ QTR.  2/ND/ QTR.  3/RD/ QTR.   4/TH/ QTR.
                                                                      ----------  ----------  ----------   ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income....................................      $   22,712  $   25,042  $   24,388   $   23,164
Interest expense................................................          13,790      14,945      14,956       14,453
                                                                      ----------  ----------  ----------   ----------
   Net interest income..........................................           8,922      10,097       9,432        8,711
Provision for losses on loans...................................             306         606         246          102
                                                                      ----------  ----------  ----------   ----------
    Net interest income after
     provision for losses on loans..............................           8,616       9,491       9,186        8,609
                                                                      ----------  ----------  ----------   ----------
Noninterest income:
 Gains on sales of  investment securities, net..................              --          --          --          203
 Gain (loss) on sale of mortgage-backed securities..............              --          --        (937)         354
 Gain on sales of loans, net....................................              58          81         215          221
 Results of real estate operations, net.........................              44          89         (21)         (41)
 Other..........................................................             581         605         606          514
                                                                      ----------  ----------  ----------   ----------
    Total noninterest income....................................             683         775         804        1,251
                                                                      ----------  ----------  ----------   ----------
Noninterest expense:
 General and administrative.....................................           4,702       5,493       5,698        5,210
 Amortization of excess cost over
  fair value of net assets acquired.............................             354         450         453          454
                                                                      ----------  ----------  ----------   ----------
    Total noninterest expense...................................           5,056       5,943       6,151        5,664
                                                                      ----------  ----------  ----------   ----------
    Income before income taxes..................................           4,243       4,323       3,839        4,196
Income tax expense..............................................           1,622       1,652       1,480        1,616
                                                                      ----------  ----------  ----------   ----------
    Net income..................................................      $    2,621  $    2,671  $    2,359   $    2,580
                                                                      ==========  ==========  ==========   ==========
Earnings per share, basic.......................................      $     0.31  $     0.29  $     0.25   $     0.28
Earnings per share, diluted.....................................            0.30        0.28        0.24         0.26
                                                                      ==========  ==========  ==========   ==========

1996                                                                  1/ST/ QTR.  2/ND/ QTR.  3/RD/ QTR.   4/TH/ QTR.
                                                                      ----------  ----------  ----------   ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income.....................................     $   20,510  $   20,156  $   20,770   $   20,254
Interest expense.................................................         13,477      13,063      13,100       12,518
                                                                      ----------  ----------  ----------   ----------
   Net interest income...........................................          7,033       7,093       7,670        7,736
Provision for losses on loans....................................            165         165         165          165
                                                                      ----------  ----------  ----------   ----------
    Net interest income after
     provision for losses on loans...............................          6,868       6,928       7,505        7,571
                                                                      ----------  ----------  ----------   ----------
Noninterest income:
 Gain (loss) on sales of mortgage-backed securities, net.........            508         127      (1,931)          --
 Gain on sales of loans, net.....................................            149          72          79           74
 Results of real estate operations, net..........................            368          48           3           34
 Other...........................................................            582         433         399          173
                                                                      ----------  ----------  ----------   ----------
    Total noninterest income.....................................          1,607         680      (1,450)         281
                                                                      ----------  ----------  ----------   ----------
Noninterest expense:
 General and administrative......................................          4,980       4,708       4,370        4,512
 SAIF special assessment.........................................             --          --       5,599           --
 Amortization of excess cost over
  fair value of net assets acquired..............................            250         250         261          262
                                                                      ----------  ----------  ----------   ----------
    Total noninterest expense....................................          5,230       4,958      10,230        4,774
                                                                      ----------  ----------  ----------   ----------
    Income (loss) before income taxes............................          3,245       2,650      (4,175)       3,078
Income tax expense (benefit).....................................          1,255       1,033      (1,338)       1,032
                                                                      ----------  ----------  ----------   ----------
    Net income (loss)............................................     $    1,990  $    1,617  $   (2,837)  $    2,046
                                                                      ==========  ==========  ==========   ==========
Earnings (loss) per share, basic.................................     $     0.26  $     0.22  $    (0.38)  $     0.27
Earnings (loss) per share, diluted...............................           0.25        0.20       (0.38)        0.26
                                                                      ==========  ==========  ==========   ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.


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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

                                                                                                           PAGE IN
                                                                                                         SEQUENTIALLY
NO.            DESCRIPTION                                                                              NUMBERED COPY
---            -----------                                                                              -------------
3.1            Certificate of Incorporation                                                                   *
3.2            Bylaws                                                                                         **
4.1            Specimen Stock Certificate                                                                     ***
4.2            Rights Agreement, dated August 17, 1994, between Jefferson Savings
               Bancorp, Inc. and Boatmen's Trust Company                                                      ****
10.1+          Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan                           *
10.2+          Jefferson Savings Bancorp, Inc. Management Recognition Plan "A"                                *
10.3+          Jefferson Savings Bancorp, Inc. Management Recognition Plan "B"                                *
10.4+          Jefferson Savings Bancorp, Inc. Management Recognition Plan "C"                                *
10.5+          Jefferson Savings Bancorp, Inc. Management Recognition Plan "D"                                *
10.6+          Jefferson Savings Bancorp, Inc. Directors' Retirement Plan                                     *****
10.7+          Employment Agreement between Jefferson Savings Bancorp,
               Inc., Jefferson Savings and Loan Association and David V. McCay                                *
10.8+          Supplemental Retirement Agreement between Jefferson
               Savings and Loan Association and David V. McCay                                                *
10.9+          Form of Director's Deferred Compensation Agreement                                             *
10.10+         Jefferson Savings and Loan Association Bonus Plan                                              *
10.11          Supervisory Agreement                                                                           90
21             Subsidiaries of the Registrant                                                                  99
23             Consent of Independent Auditors                                                                100
27.1           Financial Data Schedule (EDGAR only)
27.2           Restated Financial Data Schedule (EDGAR only)

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

** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1995

*** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466)

**** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994.

***** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993 (File No. 33-56324)

     (B)  REPORTS ON FORM 8-K.  On October 3, 1997, the Company filed a Current
          -------------------
Report on Form 8-K reporting under Item 5 that its First Federal Savings Bank of North Texas subsidiary had entered into a supervisory agreement with the Office of Thrift Supervision. No financial statements were filed with this report.

     (C)  EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
          --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (D)  FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There
          --------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JEFFERSON SAVINGS BANCORP, INC.

March 27, 1998                          By: /s/ David V. McCay
                                           --------------------------------
                                           David V. McCay
                                           Chairman of the Board, President
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ David V. McCay                                 March 27, 1998
    -----------------------------------
    David V. McCay
    Chairman of the Board, President and
    Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Gary G. Honerkamp                              March 27, 1998
    -----------------------------------
    Gary G. Honerkamp
    Senior Vice President and Secretary

By: /s/ Paul J. Milano                                 March 27, 1998
    ------------------------------------
    Paul J. Milano
    Senior Vice President, Treasurer, Chief
    Financial Officer and Senior Accounting Officer
    (Principal Financial and Accounting Officer)

By: /s/ Frank C. Bick                                  March 27, 1998
    ------------------------------------
    Frank C. Bick
    Director

By: /s/ William W. Canfield                            March 27, 1998
    ------------------------------------
    William W. Canfield
    Director

By: /s/ Lloyd D. Doerflinger, Jr.                      March 27, 1998
    ------------------------------------
    Lloyd D. Doerflinger, Jr.
    Director

By: /s/ Forrest W. Miller, Jr.                         March 27, 1998
    ------------------------------------
    Forrest W. Miller, Jr.
    Director

By: /s/ Edward G. Throop                               March 27, 1998
    ------------------------------------
    Edward G. Throop
    Director