Form 10-Q
period 1998-03-31
JEFFERSON SAVINGS BANCORP INC
filed 1998-05-15
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
OR

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

      Class                         Outstanding at April 30, 1998
-----------------------------------------------------------------
Common Stock, Par Value $.01              10,022,030 shares

                       JEFFERSON SAVINGS BANCORP, INC.
                               AND SUBSIDIARIES

                              INDEX to Form 10-Q
                                                            PAGE
                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                -  Consolidated Balance Sheets                  3

                -  Consolidated Statements of Income            4

                -  Consolidated Statement of Stockholders'
                   Equity                                       5

                -  Consolidated Statements of Cash Flows        6

                -  Notes to Consolidated Financial Statements   7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations   9

        Item 3. Quantitative and Qualitative Disclosure About
                Market Risk                                    15

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                             16

        Item 2.  Changes in Securities and Use of Proceeds     16

        Item 3.  Defaults Upon Senior Securities               16

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                              16

        Item 5.  Other Information                             16

        Item 6.  Exhibits and Reports on Form 8-K              16

        SIGNATURES                                             17

                  JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

                 Consolidated Balance Sheets

            March 31, 1998 and December 31, 1997

                          (Unaudited)

                                                        March 31,      December 31,
                                                          1998             1997
                                                      ------------      -----------

Cash                                                 $     7,288,700      9,039,932
Interest-bearing deposits                                 21,856,456     12,673,066
Federal funds sold                                        19,650,000      9,870,000
Investment securities available for sale, at
   fair value (amortized cost of $154,059,266
   and $129,574,313 at March 31, 1998 and
   December 31, 1997, respectively)                      154,353,395    129,996,4500
Mortgage-backed securities available for sale,
   at fair value (amortized cost of $77,100,472
   and $85,270,031 at March 31, 1998 and
   December 31, 1997, respectively)                       77,542,832     85,480,293
Loans receivable, net                                    893,341,469    924,919,606
Investment in real estate, net                             6,284,614      4,255,921
Stock in Federal Home Loan Banks                          16,794,800     16,741,500
Office properties and equipment, net                      11,622,224     11,532,147
Excess of cost over fair value of net assets acquired     23,499,528     23,848,993
Accrued income and other assets                            9,630,323      9,697,539
                                                      --------------  -------------
                                                      $1,241,864,341  1,238,055,497
                                                      ==============  =============

         Liabilities and Stockholders' Equity
         ------------------------------------
Savings deposits                                      $1,043,880,605  1,044,881,130
Borrowed money                                            62,903,301     65,908,257
Deferred tax liability                                       512,800        471,000
Advance payments by borrowers for taxes
   and insurance                                           5,862,646      3,550,798
Accrued expenses and other liabilities                     9,934,802      6,984,474
                                                      --------------  -------------
      Total liabilities                                1,123,094,154  1,121,795,659
                                                      --------------  -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.01 par value):  Authorized
     5,000,000 shares; none issued                                 -              -
   Common stock ($.01 par value):  Authorized
     20,000,000 shares; issued 10,035,998 at
     March 31, 1998 and December 31, 1997                    100,360        100,360
   Additional paid-in capital                             63,372,561     62,797,493
   Retained earnings, subject to certain
     restrictions                                         60,524,774     58,978,239
   Accumulated other comprehensive income                    441,487        379,251
   Unamortized restricted stock awards                       (60,320)      (120,151)
   Unearned ESOP shares                                   (5,478,514)    (5,706,665)
   Treasury stock, at cost: 16,284 shares and
     21,106 shares at March 31, 1998 and
     December 31, 1997, respectively                        (130,161)      (168,689)
                                                      --------------  -------------
          Total stockholders' equity                     118,770,187    116,259,838
                                                      --------------  -------------
                                                      $1,241,864,341  1,238,055,497
                                                      ==============  =============

See accompanying notes to consolidated financial statements.

                      JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

                   Consolidated Statements of Income
               Three months ended March 31, 1998 and 1997
                               (Unaudited)

                                           1998           1997
                                          ------         ------
Interest and dividend income:
   Loans receivable                      $18,601,110   19,039,180
   Mortgage-backed securities              1,241,403    1,551,507
   Investment securities                   2,355,625    1,631,233
   Interest-bearing deposits and
     federal funds sold                      319,777      221,984
   Stock in Federal Home Loan Banks          263,874      267,838
                                          ----------   ----------
      Total interest and dividend
        income                            22,781,789   22,711,742
                                          ----------   ----------
Interest expense:
   Savings deposits                       13,106,018   12,406,690
   Borrowed money                            930,361    1,383,347
                                          ----------   ----------
      Total interest expense              14,036,379   13,790,037
                                          ----------   ----------
      Net interest income                  8,745,410    8,921,705
Provision for losses on loans                  -          306,000
                                          ----------   ----------
      Net interest income after
        provision for losses on loans      8,745,410    8,615,705
                                          ----------   ----------
Noninterest income:
   Servicing and other loan fees             263,971      224,959
   Fees for other services to customers      233,771      225,248
   Gain on sale of loans receivable, net     628,606       57,736
   Results of real estate operations, net     35,492       44,144
   Other                                     151,072      131,340
                                          ----------   ----------
      Total noninterest income             1,312,912      683,427
                                          ----------   ----------
Noninterest expense:
   General and administrative:
     Compensation and employee benefits    3,319,965    2,716,513
     Occupancy                               749,474      631,405
     Advertising                             105,959      146,565
     Federal insurance premiums              249,651      107,724
     Legal, examination, and other
       professional fees                     320,985      238,066
     Other                                 1,071,400      862,036
                                          ----------   ----------
      Total general and administrative     5,817,434    4,702,309
   Amortization of excess cost over fair
     value of net assets acquired            450,916      354,089
                                          ----------   ----------
      Total noninterest expense            6,268,350    5,056,398
                                          ----------   ----------
      Income before income taxes           3,789,972     4,242,734
Income tax expense                         1,593,500    1,622,000
                                          ----------   ----------
      Net income                          $2,196,472    2,620,734
                                          ==========   ==========
Earnings per share, basic                     $.24        .31
                                              ====       ====
Earnings per share, diluted                   $.22        .30
                                              ====       ====

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity

               Three months ended March 31, 1998

                             (Unaudited)

                                                                                     Accumulated
                                        Common Stock       Additional                   other
                                    -------------------      paid-in    Retained    comprehensive
                                    Shares      Dollars      capital    earnings       income
                                    ------      -------    ----------   --------    ----------------

Balance at December 31, 1997      10,035,998    $100,360   62,797,493   58,978,239        379,251
Net income                             -            -          -         2,196,472           -
Dividends paid ($.07 per share)        -            -          -          (649,937)          -
Stock issued in dividend
  reinvestment and stock
  purchase plan                        -            -          62,696         -              -
Amortization of restricted
  stock awards                         -            -          -              -              -
Amortization of ESOP shares            -            -         516,558         -              -
Other comprehensive income             -            -          -              -            62,236
Stock options exercised                -            -          (4,186)        -              -
                                  ----------    --------   ----------   ----------     ----------
Balance at March 31, 1998         10,035,998    $100,360   63,372,561   60,524,774        441,487
                                  ==========    ========   ==========   ==========     ==========
                                   Unamortized                      Treasury stock      Total
                                   restricted        Unearned       --------------  stockholders'
                                   stock awards    ESOP shares       stock   dollars    equity
                                   ------------    -----------      ------   ------- ------------
Balance at December 31, 1997        (120,151)      (5,706,665)     (21,106)  (168,689) 116,259,838
Net income                              -               -             -          -       2,196,472
Dividends paid ($.07 per share)         -               -             -          -        (649,937)
Stock issued in dividend
  reinvestment and stock
  purchase plan                         -               -            3,422     27,342       90,038
Amortization of restricted
  stock awards                        59,831            -               -        -          59,831
Amortization of ESOP shares             -             228,151           -        -         744,709
Other comprehensive income              -               -               -        -          62,236
Stock options exercised                 -               -            1,400     11,186        7,000
                                    --------       ----------     --------    -------  -----------
Balance at March 31, 1998            (60,320)      (5,478,514)     (16,284)  (130,161) 118,770,187
                                    ========       ==========     ========   ========  ===========

See accompanying notes to consolidated financial statements.

                     JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
             Three months ended March 31, 1998 and 1997
                              (Unaudited)

                                                          1998         1997
                                                        ----------------------------
Cash flows from operating activities:
   Net income                                           $  2,196,472     2,620,734
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                       1,585,035       580,330
       Provision for losses on loans                           -           306,000
       Net gain on sales of assets                          (682,271)     (196,108)
       Loans originated for sale                         (26,462,663)   (2,747,985)
       Sale of loans originated for sale                  21,516,463     4,091,550
       Deferred income taxes                                  41,800      (732,000)
       Stock dividend from Federal Home Loan Banks           (53,300)      (52,400)
       Other, net                                          2,888,617     2,345,011
                                                        ------------  ------------
          Net cash provided by operating activities        1,030,153     6,215,132
                                                        ------------  ------------
Cash flows from investing activities:
   Principal repayments on:
     Loans receivable                                    104,371,632    80,501,399
     Mortgage-backed securities                            8,112,051     4,456,090
   Proceeds from maturity of investment securities        45,520,000     4,530,000
   Proceeds from sale of:
     Loans receivable                                     15,961,546     1,042,480
     Mortgage-backed securities available for sale            -         44,578,236
     Investment securities available for sale                 -          9,795,192
  Cash invested in:
     Loans receivable originated                         (49,138,048)  (94,760,295)
     Loans receivable purchased                          (37,198,247)   (2,974,300)
     Investment securities                               (69,993,750)  (58,957,815)
   Proceeds from sale of real estate                       1,403,968       920,231
   Cash paid for acquisitions                                 -        (15,266,182)
   Cash and cash equivalents from acquisitions                -          8,296,533
   Other, net                                               (578,339)     (228,983)
                                                        ------------  ------------
          Net cash provided by (used in) investing
           activities                                     18,460,813   (18,067,414)
                                                        ------------  ------------
Cash flows from financing activities:
   Increase (decrease) in savings deposits, net           (1,032,801)   25,972,038
   Decrease in borrowed money, net                        (3,004,956)  (11,860,842)
   Increase in advance payments by borrowers for
     taxes and insurance                                   2,311,848     2,658,225
   Dividends paid                                           (649,937)     (456,271)
   Other, net                                                 97,038       185,971
                                                        ------------  ------------
          Net cash provided by (used in) financing
            activities                                    (2,278,808)   16,499,121
                                                        ------------  ------------
          Increase in cash and cash equivalents           17,212,158     4,646,839
Cash and cash equivalents at beginning of period          31,582,998    23,705,494
                                                        ------------  ------------
Cash and cash equivalents at end of period              $ 48,795,156    28,352,333
                                                        ============  ============
Supplemental disclosures of cash flow information:
     Interest paid                                      $ 14,059,759    14,176,392
     Income taxes paid                                         6,459       119,663
   Noncash investing activities:
     Stock issued for acquisitions                            -         15,276,847
     Additions to real estate acquired in settlement
       of loans or through foreclosure                     3,422,964       439,025
   Noncash financing activity - interest credited          9,648,131     9,460,385
                                                        ============  ============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                        March 31, 1998
                         (Unaudited)

 (1)  Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1998 and 1997, respectively.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

(3)   Business Combinations
      ---------------------

On February 28, 1997, the Company completed its acquisition of L&B Financial, Inc. in Sulphur Springs, Texas ("L&B Financial") in exchange for a combination of $15.3 million in cash and 1,095,900 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations only since the date of its acquisition. The excess of cost over fair value of net assets acquired was $5.9 million. Upon completion of the acquisition, L&B Financial was merged into First Federal.

(4) Earnings Per Share
    ------------------

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" on December 31, 1997. SFAS No. 128 replaces the previously reported primary earnings per share and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is very similar to fully-diluted earnings per share.
                                                   (Continued)

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

The Company declared a two-for-one stock split which was effected through a 100% stock dividend payable on December 17, 1997.

All per share data for prior years has been restated to conform with the requirements of SFAS No. 128 and to give effect to the stock split.

The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month periods ended March 31, 1998 and 1997:

                                                            1998          1997
                                                            ----          ----
Numerator:
  Net income (basic and diluted earnings per share)      $2,196,472    $2,620,734
                                                         ==========    ==========
Denominator:
  Average shares outstanding (basic earnings per share)   9,300,761     8,463,228
  Effect of dilutive stock options                          508,360       409,966
                                                         ----------    ----------
      Average shares outstanding after assumed
        conversions (diluted earnings per share)          9,809,121     8,873,194
                                                         ==========    ==========

Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

(5) Comprehensive Income
    --------------------
On January 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three-month periods ended March 31, 1998 and 1997, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1998 and 1997 is summarized as follows:

                                                            1998          1997
                                                            ----          ----
Net income                                               $2,196,472   $ 2,620,734

Other comprehensive income (loss):
  Realized and unrealized holding gain (loss)
    arising during the period, net of tax
    expense of $41,802 and tax benefit of
    $732,002 in 1998 and 1997, respectively                  62,236    (1,097,603)
  Less: reclassification adjustment for realized
    gain (loss) included in net income                         -            -
                                                         ----------   -----------
    Total other comprehensive income (loss)                  62,236    (1,097,603)
                                                         ----------   -----------
Total comprehensive income                               $2,258,708   $ 1,523,131
                                                         ==========   ===========

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

The following discussion reviews the results of operations and the financial condition of the Company as of and for the three months ended March 31, 1998.

RESULTS of OPERATIONS

NET INCOME

Net income for the first quarter of 1998 was $2.2 million compared to $2.6 million for the first quarter of 1997. Basic and diluted earnings per share were $0.24 and $0.22, respectively for the first quarter of 1998 compared to $0.31 and $0.30, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the first quarter of 1998 were 7.48% and 0.71%, respectively compared to 11.07% and 0.88%, respectively for the first quarter of 1997.

Earnings decreased mainly as the result of a $1.2 million, or 24.0%, increase in noninterest expense, which outpaced the growth in noninterest income, while net interest income after provision for loan losses remained flat.

NET INTEREST INCOME

Net interest income for the first quarter of 1998 decreased $176,000, or 2.0%, to $8.7 million compared to $8.9 million for the first quarter of 1997. The decrease in net interest income was largely attributable to a decline in the Company's interest rate spread from 2.87% for the quarter ended March 31, 1997 to 2.66% for the quarter ended March 31, 1998. The Company's net interest margin also decreased from 3.14% to 2.96% during the same periods. The decline in the interest rate spread was primarily due to a decrease in the average yield on interest-earning assets from 7.99% for the first quarter of 1997 to 7.71% for the first quarter of 1998 which outpaced the decrease in the Company's cost of money from 5.12% for the first quarter of 1997 to 5.05% for the first quarter of 1998. The decrease in the cost of money was generally caused by the decline in market interest rates between the respective periods and the repayment of a portion of the Company's borrowed money with lower costing savings deposits assumed in connection with the acquisition of L&B Financial. The decrease in the average yield on interest-earning assets was primarily caused by a shift in a portion of the Company's loan portfolio from higher yielding construction loans to permanent loans. In addition, the lower interest rate environment during the first quarter of 1998 sparked a refinancing demand for fixed-rate mortgage loans resulting in a $31.6 million, or 3.4%, reduction in the Company's loan portfolio. The Company invests primarily in adjustable-rate loans to limit its exposure to interest rate risk. When adjustable rate loan products are competing with fixed-rate loans in a low interest rate environment, narrower spreads over the Company's cost of money are typically realized in the first year after origination. Principal repayments on loans experienced a 30% increase in the first quarter of 1998, totaling $104.4 million for the first quarter of 1998 compared to $80.5 million for the first quarter of 1997. Loans originated and purchased totaled $112.8 million for the first three months of 1998 compared to $100.5 million for the comparable period in 1997. Proceeds from sales of loans for the first quarter of 1998 were $37.5 million compared to $5.1 million for the first quarter of 1997. The average balance of interest-earning assets increased $44.7 million, or 3.9%, from $1.14 billion for the quarter ended March 31, 1997 to $1.18 billion for the quarter ended March 31, 1998. The increase in the average balance of interest-earning assets was primarily the result of the L&B Financial acquisition.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

PROVISION FOR LOSSES ON LOANS

Reflecting the decline in the balance of the Company's loan portfolio and a shift in a portion of the loan portfolio from higher risk construction loans to permanent loans, the Company recorded no provision for losses on loans for the first quarter of 1998 compared to $306,000 for the first quarter of 1997. At March 31, 1998, the allowance for losses on loans was $8.0 million, which represented .89% of net loans receivable compared to $8.2 million, or .88% of net loans receivable at December 31, 1997. Loan charge-offs totaled $209,000 for the first quarter of 1998 compared to $7,000 for the first quarter of 1997. The ratio of nonaccruing loans to net loans receivable was .20% at March 31, 1998 compared to .58% at December 31, 1997.
Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic conditions.

NONINTEREST INCOME

Total noninterest income increased $629,000, or 92.1%, from $683,000 for the quarter ended March 31, 1997 to $1.3 million for the quarter ended March 31, 1998. The increase was primarily the result of a $571,000 increase in gain on sale of loans and a $39,000 increase in servicing and other loan fees. The increase in gain on sale of loans receivable was the result of the increase in loan sales activity reflecting a greater demand for fixed-rate loan products in a low interest-rate environment. The gain on sale of loans represents origination and other fees retained by the Company in connection with the sale of fixed-rate loans to institutional investors generally on an individual loan basis. The increase in servicing and other loan fees was due primarily to the acquisition of L&B Financial.

NONINTEREST EXPENSE

Noninterest expense increased $1.2 million, or 24.0%, from $5.1 million for the quarter ended March 31, 1997 to $6.3 million for the quarter ended March 31, 1998. The increase was due primarily to a $603,000 increase in compensation and employee benefits, a $209,000 increase in other noninterest expense, a $142,000 increase in federal insurance premiums, a $118,000 increase in occupancy expense and a $97,000 increase in amortization of excess cost over fair value of net assets acquired. The increase in compensation and employee benefits was due primarily to increased expenses associated with the Company's employee stock ownership plan ("ESOP") and the acquisition of L&B Financial. Employee benefit expense associated with the Company's ESOP is based on the average market value of the Company's common stock, which increased approximately 75% during the first quarter of 1998 compared to the first quarter of 1997. The increases in other noninterest expense, federal insurance premiums, occupancy expense and amortization of excess cost over fair value of net assets acquired are generally attributable to the inclusion of three full months of operating expense in the first quarter of 1998 associated with the acquisition of L&B Financial which the Company purchased on February 28, 1997.

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate prior to the non deductible amortization

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

of excess cost over fair value of net assets acquired for the three months ended March 31, 1998 was 37.6% compared to 35.3% for the like period in 1997. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FINANCIAL CONDITION

The Company's total assets were $1.242 billion at March 31, 1998 compared to $1.238 billion at December 31, 1997. Although asset growth was almost flat, the Company experienced a shift in the composition of its assets. Loans receivable and mortgage-backed securities decreased $31.6 million and $7.9 million, respectively. Proceeds from sales and repayments of loans receivable that were not used to fund loan originations were reinvested in interest-bearing deposits, federal funds sold and investment securities resulting in a combined increase in these items of $43.3 million. The Company's savings deposits were $1.044 billion at March 31, 1998 compared to $1.045 billion at December 31, 1997.

Total stockholders' equity increased by $2.5 million, or 2.2%, to $118.8 million at March 31, 1998 from $116.3 million at December 3, 1997. The Company's ratio of stockholders' equity to assets increased to 9.56% at March 31, 1998 from 9.39% at December 31, 1997. The Company's book value per share at March 31, 1998 was $12.74 compared to $12.52 at December 31, 1997.
Unearned ESOP shares of 699,866 and 730,484 were excluded in calculating book value per share at March 31, 1998 and December 31, 1997, respectively.

NONPERFORMING ASSETS

Summarized below are nonperforming assets at March 31, 1998 and December 31, 1997

                                                   March 31,    December 31,
                                                     1998          1997
                                                     ----          ----
                                                     (dollars in thousands)
Restructured loans                                 $   326           210
                                                   -------         -----
Nonaccruing loans:
  Residential real estate                          $ 1,338         1,826
  Commercial real estate                               166         1,214
  Construction                                         176         2,294
  Commercial                                             -             -
  Consumer                                              96            72
                                                   -------         -----
     Total nonaccruing loans                         1,776         5,406
     Applicable allowance for losses                   (18)         (152)
                                                   -------         -----
     Nonaccruing loans, net                          1,758         5,254
                                                   -------         -----

Foreclosed real estate, net                          6,285         4,256
                                                   -------         -----
Nonperforming assets, net                          $ 8,369         9,720
                                                   =======         =====
Nonperforming assets, net as a
  percentage of total assets                          0.67%         0.79%
                                                      ====          ====

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms.
The unpaid balance of this loan was approximately $3,053,000 and $3,059,000 at March 31, 1998 and December 31, 1997. At March 31, 1998, the Company had three single-family construction and development loans totaling $856,000 that were more than 90 days past maturity date with regard to principal repayment. Interest payments on the loans were less than 90 days past due and the loans were still accruing interest. Since the interest due on these loans was less than 90 days past due, the loans are not considered a nonperforming asset.

Total nonperforming assets decreased $1.4 million from $9.7 million at December 31, 1997 to $8.4 million at March 31, 1998 primarily as the result of a $2.1 million decrease in nonaccruing single-family residential construction loans, a $1.0 million decrease in nonaccruing commercial real estate loans, and a $488,000 decrease in nonaccruing residential real estate loans. This activity was partially offset by a $981,000 increase in foreclosed single-family residential construction loans and a $609,000 increase in foreclosed commercial real estate loans. The decrease in nonaccruing single-family residential construction loans was primarily due to the foreclosure of four loans totaling $1.9 million and the payoff of two loans totaling $368,000 during the first quarter of 1998. The decrease in nonaccruing commercial real estate loans was primarily due to the foreclosure of a $751,000 loan and the payoff of a loan totaling $464,000 during the first quarter of 1998. The increase in foreclosed real estate was primarily due to the foreclosure of the nonaccrual loans as indicated above.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $4.3 million and $8.7 million at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 $2.2 million of impaired loans had specific reserves of $555,000 and the remaining impaired loans of $2.1 million had no specific reserves. At December 31, 1997 $2.9 million of impaired loans had specific reserves of $696,000 and the remaining impaired loans of $5.8 million had no specific reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

The capital regulations of the OTS, as a result of the Financial
Institutions Reform, Recovery and Enforcement Act of 1989
(FIRREA), require thrift institutions to maintain

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations.
Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1998, both Jefferson Savings and First Federal met all OTS capital requirements.

Jefferson Savings and First Federal are also subject to the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of March 31, 1998, both Jefferson Savings and First Federal were considered well capitalized.

Following are the actual and required capital amounts and ratios as of March 31, 1998:

                                                                                Requirements under
                                                                        prompt corrective action provisions
                                                                     -----------------------------------------
                              Actual               Requirements      Well capitalized   Adequately capitalized
                         -----------------      -------------------  ----------------   ----------------------
                         Amount      Ratio      Amount        Ratio  Amount     Ratio   Amount         Ratio
                         ------      -----      ------        -----  ------     -----   ------         -----
Tangible capital:(1)
  Jefferson Savings     $53,272,671   7.91%   $10,101,892    1.50%         NA                   NA
  First Federal          39,314,320   7.21%     8,179,607    1.50%         NA                   NA

Core capital:(1)
  Jefferson Savings      53,272,671   7.91%    20,203,784    3.00%  $33,672,973  5.00%  $26,938,378   4.00%
  First Federal          39,314,320   7.21%    16,359,214    3.00%   27,265,357  5.00%   21,812,286   4.00%

Risk-based capital:(2)
  Jefferson Savings      55,166,049  14.95%    29,529,453    8.00%   36,911,816 10.00%   29,529,453   8.00%
  First Federal          43,175,992  12.81%    26,957,406    8.00%   33,696,758 10.00%   26,957,406   8.00%

 Tier I capital:(2)
  Jefferson Savings      53,272,671  14.43%            NA            22,147,090  6.00%   14,764,726   4.00%
  First Federal          39,314,320  11.67%            NA            20,218,055  6.00%   13,478,703   4.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets

The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 21.73% and 19.54% at March 31, 1998 and December 31, 1997, respectively. The Bank's liquidity ratios were 29.01% and 23.42% at March 31, 1998 and December 31, 1997, respectively.

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

Cash flows from investing activities provided $18.5 million in funds during the first three months of 1998. Cash flows from these investing activities, which consisted primarily of $112.5 million in principal repayments on loans and mortgage-backed securities, $45.5 million in proceeds from maturity of investment securities, and $16.0 million in sales of loans, were used primarily to fund the Company's investing activities of originating loans and purchasing investment securities during the three months ended March 31, 1998 and to increase liquidity.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1998, the Company had commitments to originate loans of $28.5 million, to purchase residential adjustable-rate mortgages of $2.5 million, and to sell fixed-rate loans of $17.8 million. Certificates of deposit which are scheduled to mature in one year or less at March 31, 1998 totaled $537.3 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at March 31, 1998, the Association has an available line of credit with the FHLB of Des Moines totaling $50.0 million and the Bank has an available line of credit with the FHLB of Dallas totaling $16.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION.

In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement only there will be no effect on the Company's financial position or results of operations.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

          Quantitative and Qualitative Disclosures
                       About Market Risk

The Registrant does not believe that its exposure to market risk materially changed from the levels reported in its Annual Report on Form 10-K. The Registrant's principal market risk continues to consist of its exposure to changes in interest rates. Since the end of the last fiscal year, declining long-term interest rates have resulted in the prepayment or conversion to fixed rates of certain adjustable-rate residential mortgages. In order to maintain its rate sensitivity position, the Registrant has sold the resulting fixed-rate loans on the secondary market and invested the proceeds from these sales and from prepayments in additional adjustable-rate mortgages or in other rate-sensitive investment and mortgage backed securities. The decline in interest rates has benefitted the net portfolio value of its assets which are measured by the present value of the expected cash flows from its assets, liabilities and off balance sheet contracts. The Registrant continues to monitor changes in the interest rate environment and adjust its asset/liability mix as necessary.

               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              Exhibit 27.1  Financial Data Schedule.

              Exhibit 27.2  Restated Financial Data Schedule

         (b)  Reports on Form 8-K:

              During the quarter ended March 31, 1998, the Registrant did not file any current reports on Form 8-K.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JEFFERSON SAVINGS BANCORP, INC.
                               Registrant


Date:  May 14, 1998            By: /s/ Paul J. Milano
                                   -----------------------------
                                   Paul J. Milano
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized
                                   Representative and
                                   Principal Financial Officer)