Form 10-Q
period 1998-06-30
JEFFERSON SAVINGS BANCORP INC
filed 1998-08-14
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

        OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

                Commission File Number: #0-21466

               JEFFERSON SAVINGS BANCORP, INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)


        Delaware                              43-1625841
-----------------------                    ------------------
(State or other jurisdiction                (I.R.S. Employer
     of incorporation)                     Identification No.)


14915 Manchester Road, Ballwin, Missouri            63011
-----------------------------------------        -----------
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:(314)227-3000
                                                   -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X      NO
                             -----        ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                        Outstanding at July 31, 1998
----------------------------       ----------------------------
Common Stock, Par Value $.01              10,038,201 shares

                  JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

                         INDEX to Form 10-Q
                                                            PAGE
                                                            ----
PART I  FINANCIAL INFORMATION

     Item 1. Financial Statements

          -  Consolidated Balance Sheets                      3

          -  Consolidated Statements of Income                4

          -  Consolidated Statement of Stockholders'
             Equity                                           5

          -  Consolidated Statements of Cash Flows            6

          -  Notes to Consolidated Financial Statements       7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations   10

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk                                     19

PART II OTHER INFORMATION

     Item 1.  Legal Proceedings                              20

     Item 2.  Changes in Securities and Use of Proceeds      20

     Item 3.  Defaults Upon Senior Securities                20

     Item 4.  Submission of Matters to a Vote of
              Security Holders                               20

     Item 5.  Other Information                              20

     Item 6.  Exhibits and Reports on Form 8-K               21

     SIGNATURES                                              22

               JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

                 Consolidated Balance Sheets
             June 30, 1998 and December 31, 1997
                          (Unaudited)

                                                         June 30,         December 31,
                                                           1998               1997
                                                     ---------------    ---------------
Cash                                                 $     6,764,323          9,039,932
Interest-bearing deposits                                 30,763,698         12,673,066
Federal funds sold                                         6,940,000          9,870,000
Investment securities available for sale, at
   fair value (amortized cost of $203,547,567
   and $129,574,313 at June 30, 1998 and
   December 31, 1997, respectively)                      203,762,163        129,996,500
Mortgage-backed securities available for sale,
   at fair value (amortized cost of $21,345,549
   and $85,270,031 at June 30, 1998 and
   December 31, 1997, respectively)                       21,563,028         85,480,293
Loans receivable, net                                    921,947,380        924,919,606
Investment in real estate, net                             4,582,460          4,255,921
Stock in Federal Home Loan Banks                           7,913,600         16,741,500
Office properties and equipment, net                      11,266,773         11,532,147
Excess cost over fair value of net assets acquired        23,046,800         23,848,993
Accrued income and other assets                           10,372,620          9,697,539
                                                      --------------      -------------
                                                      $1,248,922,845      1,238,055,497
                                                      ==============      =============

         Liabilities and Stockholders' Equity
         ------------------------------------
Savings deposits                                      $1,046,000,850      1,044,881,130
Borrowed money                                            62,298,271         65,908,257
Deferred tax liability                                       339,700            471,000
Advance payments by borrowers for taxes
   and insurance                                           8,532,529          3,550,798
Accrued expenses and other liabilities                    10,473,780          6,984,474
                                                      --------------      -------------
      Total liabilities                                1,127,645,130      1,121,795,659
                                                      --------------      -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.01 par value):  Authorized
     5,000,000 shares; none issued                                --                 --
   Common stock ($.01 par value):  Authorized
     20,000,000 shares; issued 10,035,998 at
     June 30, 1998 and December 31, 1997                     100,360            100,360
   Additional paid-in capital                             64,576,945         62,797,493
   Retained earnings, subject to certain
     restrictions                                         61,694,466         58,978,239
   Accumulated other comprehensive income                    259,175            379,251
   Unamortized restricted stock awards                       (74,242)          (120,151)
   Unearned ESOP shares                                   (5,228,031)        (5,706,665)
   Treasury stock, at cost: 6,374 shares and
     21,106 shares at June 30, 1998 and
     December 31, 1997, respectively                         (50,958)          (168,689)
                                                      --------------      -------------
          Total stockholders' equity                     121,277,715        116,259,838
                                                      --------------      -------------
                                                      $1,248,922,845      1,238,055,497
                                                      ==============      =============

See accompanying notes to consolidated financial statements.

                   JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

                  Consolidated Statements of Income
          Three and six months ended June 30, 1998 and 1997
                            (Unaudited)

                                            Three Months                 Six Months
                                           Ended June 30,              Ended June 30,
                                          1998        1997           1998         1997
                                       ------------------------   ------------------------
Interest and dividend income:
   Loans receivable                    $17,963,169   20,511,880   36,564,279   39,551,060
   Mortgage-backed securities              998,039    1,514,059    2,239,442    3,065,566
   Investment securities                 2,737,729    2,536,443    5,093,354    4,167,676
   Interest-bearing deposits and
     federal funds sold                    593,838      199,124      913,615      421,108
   Stock in Federal Home Loan Banks        172,486      280,898      436,360      548,736
                                       -----------  -----------  -----------  -----------
     Total interest and dividend
      income                            22,465,261   25,042,404   45,247,050   47,754,146
                                       -----------  -----------  -----------  -----------
Interest expense:
   Savings deposits                     13,227,945   13,574,988   26,333,963   25,981,678
   Borrowed money                          927,357    1,370,613    1,857,718    2,753,960
                                       -----------  -----------  -----------  -----------
     Total interest expense             14,155,302   14,945,601   28,191,681   28,735,638
                                       -----------  -----------  -----------  -----------
     Net interest income                 8,309,959   10,096,803   17,055,369   19,018,508
Provision for losses on loans           (1,200,000)     606,000   (1,200,000)     912,000
                                       -----------  -----------  -----------  -----------
     Net interest income after
      provision for losses on loans      9,509,959    9,490,803   18,255,369   18,106,508
                                       -----------  -----------  -----------  -----------
Noninterest income:
   Servicing and other loan fees           230,087      191,395      494,058      416,354
   Fees for other services
    to customers                           262,340      277,270      496,111      502,518
   Gain on sales of mortgage-
    backed securities, net                  48,166           --       48,166           --
   Gain on sales of loans
    receivable, net                        452,104       81,730    1,080,710      139,466
   Results of real estate
    operations, net                        128,700       89,262      164,192      133,406
   Other                                   106,892      134,945      257,964      266,285
                                       -----------  -----------  -----------  -----------
     Total noninterest income            1,228,289      774,602    2,541,201    1,458,029
                                       -----------  -----------  -----------  -----------
Noninterest expense:
   General and administrative:
     Compensation and employee
      benefits                           3,860,568    3,005,592    7,180,533    5,722,105
     Occupancy                             810,670      688,943    1,560,144    1,320,348
     Advertising                           156,695      221,360      262,654      367,925
     Federal insurance premiums            239,914      241,382      489,565      349,106
     Legal, examination, and other
       professional fees                   504,378      286,348      825,363      524,414
     Other                               1,183,169    1,048,794    2,254,569    1,910,830
                                       -----------  -----------  -----------  -----------
     Total general and administrative    6,755,394    5,492,419   12,572,828   10,194,728
   Amortization of excess cost over fair
     value of net assets acquired          452,728      450,062      903,644      804,151
                                       -----------  -----------  -----------  -----------
     Total noninterest expense           7,208,122    5,942,481   13,476,472   10,998,879
                                       -----------  -----------  -----------  -----------
     Income before income taxes          3,530,126    4,322,924    7,320,098    8,565,658
Income tax expense                       1,710,000    1,652,000    3,303,500    3,274,000
                                       -----------  -----------  -----------  -----------
     Net income                        $ 1,820,126    2,670,924    4,016,598    5,291,658
                                       ===========  ===========  ===========  ===========
Earnings per share, basic              $       .19          .29          .43          .60
                                       ===========  ===========  ===========  ===========
Earnings per share, diluted            $       .18          .28          .41          .57
                                       ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity

                    Six months ended June 30, 1998

                               (Unaudited)

                                                                                     Accumulated
                                        Common Stock       Additional                   other
                                    -------------------      paid-in    Retained    comprehensive
                                    Shares      Dollars      capital    earnings       income
                                    ------      -------    ----------   --------    -------------
Balance at December 31, 1997      10,035,998    $100,360   62,797,493   58,978,239       379,251
Net income                                --          --           --    4,016,598            --
Dividends paid ($.14 per share)           --          --           --   (1,300,371)           --
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                             --          --       43,304           --            --
Stock issued in dividend
  reinvestment and stock
  purchase plan                           --          --      101,719           --            --
Amortization of restricted
  stock awards                            --          --           --           --            --
Tax benefit of restricted
  stock awards vested                     --          --      431,000           --            --
Amortization of ESOP shares               --          --    1,227,966           --            --
Other comprehensive income                --          --           --           --      (120,076)
Stock options exercised                   --          --      (24,537)          --            --
                                  ----------    --------   ----------   ----------    ----------
Balance at June 30, 1998          10,035,998   $100,360    64,576,945   61,694,466       259,176
                                  ==========   ========    ==========   ==========    ==========

                                   Unamortized                      Treasury stock          Total
                                   restricted        Unearned       --------------       stockholders'
                                   stock awards    ESOP shares       stock   dollars        equity
                                   ------------    -----------      ------   -------     ------------
Balance at December 31, 1997        (120,151)      (5,706,665)     (21,106)  (168,689)    116,259,838
Net income                                --               --           --         --       4,016,598
Dividends paid ($.14 per share)           --               --           --         --      (1,300,371)
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                             --           22,332           --         --          65,636
Stock issued in dividend
  reinvestment and stock
  purchase plan                           --               --        5,256     42,014         143,733
Amortization of restricted
  stock awards                        45,909               --           --         --          45,909
Tax benefit of restricted
  stock awards vested                     --               --           --         --         431,000
Amortization of ESOP shares               --          456,302           --         --       1,684,268
Other comprehensive income                --               --           --         --        (120,076)
Stock options exercised                   --               --        9,476     75,717          51,180
                                  ----------       ----------   ----------   --------     -----------
Balance at June 30, 1998             (74,242)      (5,228,031)      (6,374)   (50,958)    121,277,715
                                  ==========       ==========   ==========   ========     ===========

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
              Six months ended June 30, 1998 and 1997
                           (Unaudited)

                                                       1998         1997
                                                  ----------------------------
Cash flows from operating activities:
   Net income                                     $  4,016,598      5,291,658
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                 3,333,518      1,322,713
       Provision for losses on loans                (1,200,000)       912,000
       Net gain on sales of assets                  (1,337,726)      (424,028)
       Loans originated for sale                   (47,389,331)   (10,033,996)
       Sale of loans originated for sale            47,179,847     10,710,361
       Deferred income taxes                          (131,300)      (265,000)
       Stock dividend from Federal Home Loan Banks     (96,500)      (104,000)
       Other, net                                    3,218,138       (716,315)
                                                  ------------   ------------
          Net cash provided by operating activities  7,593,244      6,693,393
                                                  ------------   ------------
Cash flows from investing activities:
   Principal repayments on:
     Loans receivable                              226,647,919    190,142,656
     Mortgage-backed securities                     18,506,458      9,719,549
   Proceeds from maturity of investment securities  56,020,000      4,530,000
   Proceeds from sale of:
     Loans receivable                               22,276,757      1,524,996
     Mortgage-backed securities available for sale  45,347,468     44,578,236
     Investment securities available for sale               --     11,084,317
   Proceeds from redemption of Federal Home Loan
     Bank stock                                      8,924,400             --
   Cash invested in:
     Loans receivable originated                  (120,417,588)  (201,629,350)
     Loans receivable purchased                   (126,002,841)    (7,967,850)
     Investment securities                        (129,970,313)   (58,957,815)
   Proceeds from sale of real estate                 3,310,792      2,515,440
   Cash paid for acquisitions                               --    (15,266,182)
   Cash and cash equivalents from acquisitions              --      8,296,533
   Other, net                                         (672,727)      (905,838)
                                                  ------------   ------------
          Net cash provided by (used in)
           investing activities                      3,970,325    (12,335,308)
                                                  ------------   ------------
Cash flows from financing activities:
   Increase in savings deposits, net                 1,055,167     24,084,680
   Decrease in borrowed money, net                  (3,609,986)   (20,480,143)
   Increase in advance payments by borrowers for
     taxes and insurance                             4,981,731      5,754,514
   Dividends paid                                   (1,300,371)      (913,626)
   Other, net                                          194,913        488,219
                                                  ------------   ------------
          Net cash provided by (used in)
           financing activities                      1,321,454      8,933,644
                                                  ------------   ------------
          Increase in cash and cash equivalents     12,885,023      3,291,729
Cash and cash equivalents at beginning of period    31,582,998     23,705,494
                                                  ------------   ------------
Cash and cash equivalents at end of period        $ 44,468,021   $ 26,997,223
                                                  ============   ============
Supplemental disclosures of cash flow information:
     Interest paid                                $ 28,265,879     29,192,653
     Income taxes paid                               3,514,559      2,887,288
   Noncash investing activities:
     Stock issued for acquisitions                          --     15,276,847
     Additions to real estate acquired in settlement
       of loans or through foreclosure               4,403,383      1,991,448
   Noncash financing activity - interest credited   19,459,924     19,521,425
                                                  ============    ============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                        June 30, 1998
                         (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1998 and 1997, respectively.

     Operating results for the three and six months ended June
30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

(3)  Business Combinations

     On February 28, 1997, the Company completed its acquisition of L&B Financial, Inc. in Sulphur Springs, Texas (L&B Financial) in exchange for a combination of $15.3 million in cash and 1,095,900 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition was accounted for using the purchase method. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations only since the date of its acquisition. The excess of cost over fair value of net assets acquired was $5.9 million. Upon completion of the acquisition, L&B Financial was merged into First Federal.
                                                   (Continued)

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(4)  Earnings Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share on December 31, 1997. SFAS No. 128 replaces the previously reported primary earnings per share and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is very similar to fully-diluted earnings per share.

     The Company declared a two-for-one stock split which was effected through a 100% stock dividend payable on December 17, 1997. All per share data for prior years has been restated to conform with the requirements of SFAS No. 128 and to give effect to the stock split.

     The following tables reconcile the numerators and denominators for basic and diluted earnings per share for the three-month and six-month periods ended June 30, 1998 and 1997:

                                     Three months ended June 30,
                                        1998             1997
                                     -----------     -----------
Numerator:
   Net income (basic and diluted
    earnings per share)              $ 1,820,126     $ 2,670,924
                                     ===========     ===========
Denominator:
   Average shares outstanding
    (basic earnings per share)         9,338,831       9,188,342
   Effect of dilutive stock options      532,563         418,174
                                     -----------     -----------
      Average shares outstanding
       after assumed conversions
       (diluted earnings per share)    9,871,394       9,606,516
                                     ===========     ===========

                                      Six months ended June 30,
                                        1998             1997
                                     -----------     -----------
Numerator:
   Net income (basic and diluted
    earnings per share)              $ 4,016,598     $ 5,291,658
                                     ===========     ===========
Denominator:
   Average shares outstanding
    (basic earnings per share)         9,319,902       8,827,788
   Effect of dilutive stock options      522,360         414,360
                                     -----------     -----------
      Average shares outstanding
       after assumed conversions
      (diluted earnings per share)     9,842,262       9,242,148
                                     ===========     ===========


     Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(5)  Comprehensive Income

     On January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three-month periods ended June 30, 1998 and 1997, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended June 30, 1998 and 1997 is summarized as follows:

                                                      1998             1997
                                                  -----------     -----------
Net income                                        $ 1,820,126     $ 2,670,924

Other comprehensive income (loss):
  Realized and unrealized holding gain (loss)
   arising during the period, net of tax
   benefit of $102,275 and tax expense of
   $569,249 in 1998 and 1997, respectively           (153,412)        853,873
  Less: reclassification adjustment for realized
   gain (loss) included in net income, net of tax      28,900              --
                                                  -----------     -----------
     Total other comprehensive income (loss)         (182,312)        853,873
                                                  -----------     -----------
Total comprehensive income                        $ 1,637,814     $ 3,524,797
                                                  ===========     ===========

For the six-month periods ended June 30, 1998 and 1997, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for the six-month periods ended June 30, 1998 and 1997 is summarized as follows:

                                                      1998             1997
                                                  -----------     -----------
Net income                                        $ 4,016,598     $ 5,291,658

Other comprehensive income (loss):
  Realized and unrealized holding gain (loss)
   arising during the period, net of tax
   benefit of $60,784 and $162,487
   in 1998 and 1997, respectively                     (91,176)       (243,730)
  Less: reclassification adjustment for realized
   gain (loss) included in net income, net of tax      28,900              --
                                                  -----------     -----------

     Total other comprehensive income (loss)         (120,076)       (243,730)
                                                  -----------     -----------

Total comprehensive income                        $ 3,896,522     $ 5,047,928
                                                  ===========     ===========

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

The following discussion reviews the results of operations and the financial condition of the Company as of and for the three and six months ended June 30, 1998.

RESULTS OF OPERATIONS

NET INCOME

Net income for the second quarter of 1998 was $1.8 million compared to $2.7 million for the second quarter of 1997. Basic and diluted earnings per share were $0.19 and $0.18, respectively for the second quarter of 1998 compared to $0.29 and $0.28, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the second quarter of 1998 were 6.07% and 0.59%, respectively compared to 9.87% and 0.82%, respectively for the second quarter of 1997.

Net income for the first six months of 1998 was $4.0 million compared to $5.3 million for the first six months of 1997. Basic and diluted earnings per share were $0.43 and $0.41, respectively for the first six months of 1998 compared to $0.60 and $0.57, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the first six months of 1998 were 6.77% and 0.65%, respectively compared to 10.29% and 0.84%, respectively for the first six months of 1997.

The decline in the Company's net income reflects narrowing net interest margins attributable to refinancing activity in the lower interest rate environment and a shift in the loan portfolio into lower margin loans. The decline in net interest income was partially offset by the recapture of $1.2 million in loan loss reserves during the second quarter of 1998 which represents a $675,000 after-tax credit to earnings.

NET INTEREST INCOME

Net interest income for the second quarter of 1998 decreased $1.8 million, or 17.7%, to $8.3 million compared to $10.1 million for the second quarter of 1997. The decrease in net interest income was largely attributable to a decline in the Company's interest rate spread from 2.98% for the quarter ended June 30, 1997 to 2.46% for the quarter ended June 30, 1998. The Company's net interest margin also decreased from 3.27% to 2.81% during the same periods. The decline in the interest rate spread was primarily due to a decrease in the average yield on interest-earning assets from 8.10% for the second quarter of 1997 to 7.59% for the second quarter of 1998.

Net interest income for the six months ended June 30, 1998 decreased $2.0 million, or 10.3%, to $17.1 million compared to $19.0 million for the six months ended June 30, 1997. The decrease in net interest income was largely attributable to a decline in the Company's interest rate spread from 2.90% for the six months ended June 30, 1997 to 2.55% for the six months ended June 30, 1998. The Company's net interest margin also decreased from 3.18% to 2.88% during the same periods. The decline in the interest rate spread was primarily due to a decrease in the average yield on interest-earning assets from 7.97% for the first six months of 1997 to 7.65% for the first six months of 1998.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

During the past year, the Company has experienced a shift in a portion of the loan portfolio from higher yielding land acquisition and development loans to permanent loans. This portfolio shift reflects a management decision to de-emphasize these forms of lending during the last fiscal year. In addition, the Company's First Federal subsidiary entered into a supervisory agreement with the Office of Thrift Supervision
(OTS) in September 1997 pursuant to which it agreed to curtail acquisition, development and construction lending. Effective May 18 1998, however, the supervisory agreement was terminated. Management intends to expand the acquisition and development lending at its Texas subsidiary. In addition, the lower interest rate environment during 1998 continued to fuel a refinancing demand for fixed-rate mortgage loans resulting in a reduction in the Company's loan portfolio, which consists primarily of adjustable-rate loans. The Company invests in adjustable-rate loans to limit its exposure to interest rate risk and its ongoing strategy continues to focus on rebuilding the adjustable-rate loan portfolio and enhance its interest rate margin through other areas of lending. In order to be competitive with fixed-rate loans in a low interest rate environment, however, adjustable rate loan products must be priced at a narrower spread over the Company's cost of funds during the first year after origination resulting in additional pressure on the Company's net interest margin.

Principal repayments on loans experienced a 12% increase in the second quarter of 1998, totaling $122.3 million for the second quarter of 1998 compared to $109.6 million for the second quarter of 1997. Loans originated and purchased totaled $181.0 million for the second quarter of 1998 compared to $119.1 million for the comparable period in 1997. Proceeds from sales of fixed-rate loans and gains on sales of loans for the second quarter of 1998 were $32.0 million and $452,000, respectively, compared to $7.1 million and $82,000, respectively, for the second quarter of 1997. For the six-moth period, principal repayments on loans experienced a 19% increase, totaling $226.6 million for the six months ended June 30, 1998 compared to $190.1 million for the six months ended June 30, 1997. Loans originated and purchased totaled $293.8 million for the first six months of 1998 compared to $219.6 million for the comparable period in 1997. Proceeds from sales of fixed-rate loans and gains on sales of loans for the first six months of 1998 were $69.5 million and $1.1 million, respectively, compared to $12.2 million and $139,000, respectively, for the first six months of 1997.

PROVISION FOR LOSSES ON LOANS

The Company recaptured $1.2 million of loan loss reserves during the second quarter of 1998 by recording a credit to the provision for losses on loans. Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic conditions. The OTS, after a 1997 examination, had required the Company's Texas subsidiary, First Federal, to base its loan loss reserves on certain thrift industry average loss experiences that were significantly higher than the actual loss experience of First Federal. As a result of the 1998 OTS examination, the OTS removed these requirements, and First Federal, like other financial institutions, can now maintain its allowance for loan losses at an amount considered adequate to provide for potential losses in its loan portfolio. At June 30, 1998, the allowance for losses on loans was $6.7 million, which represented .73% of net loans receivable compared to $8.2 million, or .88% of net loans receivable at December 31, 1997. Loan charge-offs totaled $250,000 for the first six months of 1998 compared to $342,000 for the first six months of 1997. The ratio of nonaccruing loans to net loans receivable was .34% at June 30, 1998 compared to
 .58% at December 31, 1997.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

NONINTEREST INCOME

Total noninterest income increased $454,000, or 58.6%, from $775,000 for the quarter ended June 30, 1997 to $1.2 million for the quarter ended June 30, 1998. For the six-month period, total noninterest income increased $1.1 million, or 74.3%, from $1.5 million for the six months ended June 30, 1997 to $2.5 million for the six months ended June 30, 1998. The increases in noninterest income were primarily the result of increases in gain on sale of loans resulting from the increase in loan sales activity which reflects a greater demand for fixed-rate loan products in a low interest-rate environment.

NONINTEREST EXPENSE

Noninterest expense increased $1.3 million, or 21.3%, from $5.9 million for the quarter ended June 30, 1997 to $7.2 million for the quarter ended June 30, 1998. The increase was due primarily to a $855,000 increase in compensation and employee benefits, a $218,000 increase in legal, examination and other professional fees, a $134,000 increase in other noninterest expense and a $122,000 increase in occupancy expense partially offset by a $65,000 decrease in advertising expense. The increase in compensation and employee benefits was due primarily to increased expenses associated with the Company's employee stock ownership plan (ESOP). Employee benefit expense associated with the Company's ESOP is based on the average market value of the Company's common stock, which increased approximately 94% during the second quarter of 1998 compared to the second quarter of 1997. In addition, the Company recorded a $251,000 charge to earnings during the second quarter of 1998 to provide for a liability to former employees related to a change in benefits allocated under the ESOP. Since the inception of the ESOP in 1993, terminated employees who were participants were allocated ESOP shares for the year of termination only if they were employed by the Company on the last day of the year. Such participants should have been allocated shares for the year of termination if they met certain hours-of-service requirements during that year. The increase in legal, examination and other professional fees was due primarily to expenses related to integrating the Texas acquisitions. The increase in other noninterest expense was primarily the result of additional franchise tax expense associated with the recapture of $1.2 million in loan loss reserves during the second quarter of 1998. The increase in occupancy expense was primarily the result of additional depreciation expense associated with improvements to the Company's data processing equipment and loan origination facilities. The decrease in advertising expense was due primarily to a lower level of advertising activity at First Federal.

Noninterest expense increased $2.5 million, or 22.5%, from $11.0 million for the six months ended June 30, 1997 to $13.5 million for the six months ended June 30, 1998. The increase was due primarily to a $1.5 million increase in compensation and employee benefits, a $344,000 increase in other noninterest expense, a $301,000 increase in legal, examination and other professional fees, a $240,000 increase in occupancy expense and $140,000 increase in federal insurance premiums partially offset by a $105,000 decrease in advertising expense. The increase in compensation and employee benefits was due primarily to increased expenses associated with the Company's ESOP as discussed in the preceding paragraph. The increase in legal, examination and other professional fees was due primarily to expenses related to integrating the Texas acquisitions. The increase in occupancy expense was primarily the result

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

of additional depreciation expense associated with improvements to the Company's data processing equipment and loan origination facilities. The decrease in advertising expense was due primarily to a lower level of advertising activity at First Federal. The increases in other noninterest expense and federal insurance premiums are generally attributable to the inclusion of six full months of operating expense in 1998 associated with the acquisition of L&B Financial, which the Company purchased on February 28, 1997.

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. The effective tax rate prior to the non deductible amortization of excess cost over fair value of net assets acquired for the six months ended June 30, 1998 was 40.2% compared to 34.9% for the like period in 1997. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FINANCIAL CONDITION

The Company's total assets increased $10.9 million, or 0.9% to $1.249 billion at June 30, 1998 from $1.238 billion at December 31, 1997. Although asset growth was almost flat, the Company experienced a shift in the composition of its assets. Mortgage-backed securities and stock in Federal Home Loan Banks decreased $63.9 million and $8.8 million, respectively.
Proceeds from sales of mortgage-backed securities and stock in Federal Home Loan Banks were reinvested in investment securities and interest-bearing deposits, which increased $73.8 million and $18.1 million, respectively. The Company's savings deposits were $1.046 billion at June 30, 1998 compared to $1.045 billion at December 31, 1997.

Total stockholders' equity increased by $5.0 million, or 4.3%, to $121.3 million at June 30, 1998 from $116.3 million at December 31, 1997. The Company's ratio of stockholders' equity to assets increased to 9.71% at June 30, 1998 from 9.39% at December 31, 1997. The Company's book value per share at June 30, 1998 was $12.95 compared to $12.52 at December 31, 1997.
Unearned ESOP shares of 666,908 and 730,508 were excluded in calculating book value per share at June 30, 1998 and December 31, 1997, respectively.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

NONPERFORMING ASSETS

Summarized below are nonperforming assets at June 30, 1998 and December 31, 1997

                                               June 30,         December 31,
                                                 1998               1997
                                           ---------------    ---------------
     Restructured loans                       $   1,017                210
                                              ---------          ---------
     Nonaccruing loans:
          Residential real estate             $   1,383              1,826
          Commercial real estate                    152              1,214
          Construction                            1,460              2,294
          Consumer                                  122                 72
                                              ---------          ---------
               Total nonaccruing loans            3,117              5,406
               Applicable allowance for losses      (18)              (152)
                                              ---------          ---------
                    Nonaccruing loans, net        3,099              5,254
                                              ---------          ---------

     Foreclosed real estate, net                  4,582              4,256
                                              ---------          ---------

     Nonperforming assets, net                $   8,698              9,720
                                              =========          =========

     Nonperforming assets, net as a
          percentage of total assets               0.70%              0.79%
                                              =========          =========

Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms. The unpaid balance of this loan was approximately $3,046,000 and $3,059,000 at June 30, 1998 and December 31, 1997. At June 30, 1998, the Company had seven single-family construction and single-family permanent loans totaling $574,000 that were more than 90 days past maturity date with regard to principal repayment. Interest payments on the loans were less than 90 days past due and the loans were still accruing interest. Since the interest due on these loans was less than 90 days past due, the loans are not considered a nonperforming asset.

Total nonperforming assets decreased $1.0 million from $9.7 million at December 31, 1997 to $8.7 million at June 30, 1998 primarily as the result of a $1.1 million decrease in nonaccruing commercial real estate loans and a $834,000 decrease in nonaccruing single-family residential construction loans. This activity was partially offset by a $807,000 increase in restructured loans. The decrease in nonaccruing commercial real estate loans was primarily due to the foreclosure of a $751,000 loan and the payoff of a loan totaling $464,000 during the first six months of 1998. The decrease in nonaccruing single-family residential construction loans was primarily due to the foreclosure of seven loans totaling $2.1 million and the payoff of two loans totaling $368,000, partially offset by the addition of four loans totaling $1.3 million during the first six months of 1998.

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

Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $5.2 million and $8.7 million at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 $21,000 of impaired loans had specific reserves of $17,000 and the remaining impaired loans of $5.2 million had no specific reserves. At December 31, 1997 $2.9 million of impaired loans had specific reserves of $696,000 and the remaining impaired loans of $5.8 million had no specific reserves. The decrease in impaired loans was primarily due to a $2.2 million decrease in nonaccrual loans during the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

The capital regulations of the OTS, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of June 30, 1998, both Jefferson Savings and First Federal met all OTS capital requirements.

Jefferson Savings and First Federal are also subject to the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of June 30, 1998, both Jefferson Savings and First Federal were considered well capitalized.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


Following are the actual and required capital amounts and ratios as of June 30, 1998:

                                                                     Prompt Corrective
                                                                     action provisions -
                              Actual               Requirements      Well capitalized
                         -----------------      -------------------  -----------------
                         Amount      Ratio      Amount        Ratio  Amount      Ratio
                         ------      -----      ------        -----  ------      -----
Tangible capital:(1)
     Jefferson Savings   $54,024,274   8.01%    $10,120,073    1.50%    NA
     First Federal        41,318,631   7.47%      8,297,438    1.50%    NA

Core capital:(1)
     Jefferson Savings    54,024,274   8.01%     20,240,147    3.00%  $33,733,578   5.00%
     First Federal        41,318,631   7.47%     16,594,876    3.00%   27,658,126   5.00%

Risk-based capital:(2)
     Jefferson Savings    56,606,960  14.99%     30,209,190    8.00%   37,761,488  10.00%
     First Federal        45,075,912  12.71%     28,376,491    8.00%   35,470,614  10.00%

Tier I capital:(2)
     Jefferson Savings    54,024,274  14.31%             NA            22,656,893   6.00%
     First Federal        41,318,631  11.65%             NA            21,282,368   6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets


The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 20.21% and 19.54% at June 30, 1998 and December 31, 1997, respectively. The Bank's liquidity ratios were 29.02% and 23.42% at June 30, 1998 and December 31, 1997, respectively.

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

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


Cash flows from investing activities provided $4.0 million in funds during the first six months of 1998. Cash flows from these investing activities, which consisted primarily of $245.2 million in principal repayments on loans and mortgage-backed securities, $67.6 million in sales of loans and mortgage-backed securities, and $56.0 million in proceeds from maturity of investment securities were used primarily to fund the Company's investing activities of originating loans and purchasing investment securities during the six months ended June 30, 1998 and to increase liquidity.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1998, the Company had commitments to originate loans of $26.7 million, to purchase residential adjustable-rate mortgages of $32.6 million, and to sell fixed-rate loans of $8.6 million. Certificates of deposit, which are scheduled to mature in one year or less at June 30, 1998, totaled $542.1 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at June 30, 1998, the Association has an available line of credit with the FHLB of Des Moines totaling $25.0 million and the Bank has an available line of credit with the FHLB of Dallas totaling $16.0 million.

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

YEAR 2000 COMPLIANCE

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. For many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications will change from '99" to "00". Many of these software applications, in their

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transition.

The Company's mainframe computer hardware and systems software are Year 2000 compliant. The Company primarily utilizes third-party vendor application software for all computer applications. The third-party vendors for the Company's banking applications are in the process of modifying, upgrading or replacing their computer applications to insure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance program whereby the Company is reviewing the Year 2000 compliance issues that may be faced by its other third-party vendors. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. The Company does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition and believes that it will satisfy such compliance program by the end of 1998 without material disruption of its operations. In the event that the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

          Quantitative and Qualitative Disclosures
                      About Market Risk


The Registrant does not believe that its exposure to market risk materially changed from the levels reported in its Annual Report on Form 10-K. The Registrant's principal market risk continues to consist of its exposure to changes in interest rates. Since the end of the last fiscal year, declining long-term interest rates have resulted in the prepayment or conversion to fixed rates of certain adjustable-rate residential mortgages. In order to maintain its rate sensitivity position, the Registrant has sold the resulting fixed-rate loans on the secondary market and invested the proceeds from these sales and from prepayments in additional adjustable-rate mortgages or in other rate-sensitive investment and mortgage backed securities. The decline in interest rates has benefitted the net portfolio value of its assets, which are measured, by the present value of the expected cash flows from its assets, liabilities and off balance sheet contracts. The Registrant continues to monitor changes in the interest rate environment and adjust its asset/liability mix as necessary.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

       On June 4, 1998, the Company held its Annual Meeting of
Stockholders at which the following matters were voted on:

     Proposal I - Election of Directors
                  ---------------------

     Nominee                      For        Withheld

     David V. McCay             8,590,631      91,955
     Forrest W. Miller, Jr.     8,483,835     198,751

     There were no abstentions or broker nonvotes.

     The terms of office of Directors Frank C. Bick, William C.
Canfield, Lloyd D. Doerflinger and Edward G. Throop, continued after the Annual Meeting.

     Proposal II - Ratification of Appointment of Auditors
                   ---------------------------------------
     For the ratification of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1998:

             For       Against     Abstain

          8,623,081     35,381      24,124

     In addition, there were no broker nonvotes.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

            Exhibit 10.12  Sixth Amendment to Employment
Agreement, dated May 20, 1998, between Jefferson Savings
Bancorp, Inc., Jefferson Savings and Loan Association and David
V. McCay.

            Exhibit 10.13  First Amendment to Jefferson Savings
and Loan Association Supplemental Retirement Agreement, dated
May 20, 1998, by and between Jefferson Savings and Loan
Association and David V. McCay.

            Exhibit 10.14  Amendment No. 2 to Jefferson Savings
Bancorp, Inc. 1993 Stock Option and Incentive Plan, dated May
20, 1998.

            Exhibit 10.15  Trust Agreement for Jefferson Savings
and Loan Association Supplemental Retirement Agreement, dated
May 20, 1998, by and between Jefferson Savings and Loan
Association and Mercantile Bank, N.A.

            Exhibit 27.1 Financial Data Schedule.

            Exhibit 27.2 Restated Financial Data Schedule.

        (b) Reports on Form 8-K:

     On June 1, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 that it intended to recapture $1.2 million of loan loss reserves by recording a credit to the provision for loan losses during the second quarter of 1998 as the result of an exam recently completed by the OTS and that also as a result of the exam, the OTS terminated the Supervisory Agreement, dated September 25, 1997, between the OTS and First Federal. No financial statements were filed as part of this report.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JEFFERSON SAVINGS BANCORP, INC.
                               Registrant


Date:  August 14, 1998         By: /s/ Paul J. Milano
                                   -----------------------------
                                   Paul J. Milano
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized
                                   Representative and
                                   Principal Financial Officer)