Form 10-Q
period 1998-09-30
JEFFERSON SAVINGS BANCORP INC
filed 1998-11-13
CIK 895470

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                           FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                        YES    X      NO
                             -----        ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at October 31, 1998
----------------------------     -------------------------------
Common Stock, Par Value $.01              10,065,264 shares

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

               JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

                 Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997
                          (Unaudited)

                                                     September 30,        December 31,
                                                           1998               1997
                                                     ---------------    ---------------
Cash                                                $    7,322,136          9,039,932
Interest-bearing deposits                               22,644,290         12,673,066
Federal funds sold                                               -          9,870,000
Investment securities available for sale, at
  fair value (amortized cost of $181,057,537
  and $129,574,313 at September 30, 1998 and
  December 31, 1997, respectively)                     181,913,699        129,996,500
Mortgage-backed securities available for sale,
  at fair value (amortized cost of $24,103,945
  and $85,270,031 at September 30, 1998 and
  December 31, 1997, respectively)                      24,247,396         85,480,293
Loans receivable, net                                1,025,006,062        924,919,606
Investment in real estate, net                           3,172,708          4,255,921
Stock in Federal Home Loan Banks                         7,957,700         16,741,500
Office properties and equipment, net                    11,082,114         11,532,147
Excess cost over fair value of net assets acquired      22,594,072         23,848,993
Accrued income and other assets                         11,254,867          9,697,539
                                                   ---------------      -------------
                                                   $ 1,317,195,044      1,238,055,497
                                                   ===============      =============
         Liabilities and Stockholders' Equity
         ------------------------------------

Savings deposits                                   $ 1,052,840,693      1,044,881,130
Borrowed money                                         120,696,679         65,908,257
Deferred tax liability                                     803,800            471,000
Advance payments by borrowers for taxes and
  insurance                                             11,037,658          3,550,798
Accrued expenses and other liabilities                   8,163,383          6,984,474
                                                   ---------------      -------------
             Total liabilities                       1,193,542,213      1,121,795,659
                                                   ---------------      -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value):  Authorized
    5,000,000 shares; none issued                                -                  -
  Common stock ($.01 par value):  Authorized
    20,000,000 shares;  issued 10,101,464 shares
    and 10,035,998 shares at September 30, 1998
    and December 31, 1997, respectively                    101,015            100,360
  Additional paid-in capital                            65,737,809         62,797,493
  Retained earnings, subject to certain restrictions    62,580,391         58,978,239
  Accumulated other comprehensive income                   599,613            379,251
  Unamortized restricted stock awards                      (74,242)          (120,151)
  Unearned ESOP shares                                  (4,983,611)        (5,706,665)
  Treasury stock, at cost: 17,300 shares and
    21,106 shares at September 30, 1998 and
    December 31, 1997, respectively                       (308,144)          (168,689)
                                                   ---------------      -------------
             Total stockholders' equity                123,652,831        116,259,838
                                                   ---------------      -------------
                                                   $ 1,317,195,044      1,238,055,497
                                                   ===============      =============

See accompanying notes to consolidated financial statements.

                   JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

                  Consolidated Statements of Income
       Three and nine months ended September 30, 1998 and 1997
                            (Unaudited)

                                            Three Months                Nine Months
                                        Ended September 30,         Ended September 30,
                                          1998        1997           1998         1997
                                       ------------------------   ------------------------
Interest and dividend income:
 Loans receivable                      $ 18,429,310   19,914,652   54,993,589  59,465,712
 Mortgage-backed securities                 377,567    1,370,744    2,617,009   4,436,310
 Investment securities                    3,289,652    2,385,983    8,383,006   6,553,659
 Interest-bearing deposits and
    federal funds sold                      402,404      431,687    1,316,019     852,795
 Stock in Federal Home Loan Banks           129,120      284,854      565,480     833,590
                                       ------------   ----------   ----------  ----------
      Total interest and dividend
        income                           22,628,053   24,387,920   67,875,103  72,142,066
                                       ------------   ----------   ----------  ----------
Interest expense:
 Savings deposits                        13,373,110   13,842,149   39,707,073  39,823,827
 Borrowed money                           1,030,433    1,113,152    2,888,151   3,867,112
                                       ------------   ----------   ----------  ----------
      Total interest expense             14,403,543   14,955,301   42,595,224  43,690,939
                                       ------------   ----------   ----------  ----------
      Net interest income                 8,224,510    9,432,619   25,279,879  28,451,127
Provision for losses on loans                     -      246,000   (1,200,000)  1,158,000
                                       ------------   ----------   ----------  ----------
      Net interest income after
         provision for losses on loans    8,224,510    9,186,619   26,479,879  27,293,127
Noninterest income:
 Servicing and other loan fees              187,732      180,323      681,790     596,677
 Fees for other services to customers       286,441      272,656      782,552     775,174
 Gain on sales of investment
  securities, net                             2,130      940,625        2,130     940,625
 Gain (loss) on sales of mortgage-backed
  securities, net                                 -     (936,803)      48,166    (936,803)
 Gain on sales of loans receivable, net     342,122      214,517    1,422,832     353,983
 Results of real estate operations, net      (5,966)     (20,998)     158,226     112,408
 Other                                       57,793      153,990      213,757     420,275
                                       ------------   ----------   ----------  ----------
      Total noninterest income              870,252      804,310    3,309,453   2,262,339
                                       ------------   ----------   ----------  ----------
Noninterest expense:
 General and administrative:
   Compensation and employee benefits     3,189,579    3,171,728   10,370,112   8,893,833
   Occupancy                                830,764      720,929    2,390,908   2,041,277
   Advertising                              132,821      104,523      395,475     472,448
   Federal insurance premiums               237,486      217,333      727,051     566,439
   Legal, examination, and other
     professional fees                      392,446      502,974    1,217,809   1,027,388
   Other                                  1,080,262      981,116    3,232,831   2,891,946
                                       ------------   ----------   ----------  ----------
      Total general and administrative    5,863,358    5,698,603   18,334,186  15,893,331
 Amortization of excess cost over
  fair value of net assets acquired         452,727      452,794    1,356,371   1,256,945
                                       ------------   ----------   ----------  ----------
      Total noninterest expense           6,316,085    6,151,397   19,690,557  17,150,276
                                       ------------   ----------   ----------  ----------
      Income before income taxes          2,778,677    3,839,532   10,098,775  12,405,190
Income tax expense                        1,237,000    1,480,000    4,540,500   4,754,000
                                       ------------   ----------   ----------  ----------
      Net income                       $  1,541,677    2,359,532    5,558,275   7,651,190
                                       ============   ==========   ==========  ==========
Earnings per share, basic              $        .16          .25          .59         .85
                                       ============   ==========   ==========  ==========
Earnings per share, diluted            $        .16          .24          .56         .82
                                       ============   ==========   ==========  ==========

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity

                   Nine months ended September 30, 1998

                               (Unaudited)

                                                                                     Accumulated
                                        Common Stock       Additional                   other
                                    -------------------      paid-in    Retained    comprehensive
                                    Shares      Dollars      capital    earnings       income
                                    ------      -------    ----------   --------    -------------
Balance at December 31, 1997      10,035,998    $100,360   62,797,493   58,978,239       379,251
Net income                                --          --           --    5,558,275            --
Dividends paid ($.21 per share)           --          --           --   (1,956,123)           --
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                             --          --       57,397           --            --
Stock issued in dividend
  reinvestment and stock
  purchase plan                        3,091          31      153,391           --            --
Amortization of restricted
  stock awards                            --          --           --           --            --
Tax benefit of restricted
  stock awards vested                     --          --      431,000           --            --
Amortization of ESOP shares               --          --    1,690,485           --            --
Other comprehensive income                --          --           --           --       220,362
Purchase of Treasury stock                --          --           --           --            --
Stock options exercised               62,375         624      270,043           --            --
Tax benefit of non-incentive
  stock options exercised                 --          --      338,000           --            --
                                  ----------    --------   ----------   ----------    ----------
Balance at September 30, 1998     10,101,464   $101,015    65,737,809   62,580,391       559,613
                                  ==========   ========    ==========   ==========    ==========

                                   Unamortized                      Treasury stock          Total
                                   restricted        Unearned       --------------       stockholders'
                                   stock awards    ESOP shares       Stock   Dollars        equity
                                   ------------    -----------      ------   -------     ------------
Balance at December 31, 1997        (120,151)      (5,706,665)     (21,106)  (168,689)    116,259,838
Net income                                --               --           --         --       5,558,275
Dividends paid ($.21 per share)           --               --           --         --      (1,956,123)
Release of ESOP shares in lieu
  of cash dividend on allocated
  ESOP shares                             --           38,601           --         --          95,998
Stock issued in dividend
  reinvestment and stock
  purchase plan                           --               --        5,256     41,996         195,418
Amortization of restricted
  stock awards                        45,909               --           --         --          45,909
Tax benefit of restricted
  stock awards vested                     --               --           --         --         431,000
Amortization of ESOP shares               --          684,453           --         --       2,374,938
Other comprehensive income                --               --           --         --         220,362
Purchase of Treasury stock                --               --      (17,300)  (308,144)       (308,144)
Stock options exercised                   --               --       15,850    126,693         397,360
Tax benefit of non-incentive
  stock options exercised                 --               --           --         --         338,000
                                  ----------       ----------   ----------   --------     -----------
Balance at September 30, 1998        (74,242)      (4,983,611)     (17,300)  (308,144)    123,652,831
                                  ==========       ==========   ==========   ========     ===========

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
             Nine months ended September 30, 1998 and 1997
                           (Unaudited)

                                                       1998         1997
                                                  ----------------------------
Cash flows from operating activities:
 Net income                                       $  5,558,275     7,651,190
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                    4,542,323     2,319,728
    Provision for losses on loans                   (1,200,000)    1,158,000
    Net gain on sales of assets                     (1,730,781)     (709,064)
    Loans originated for sale                      (66,352,616)  (19,945,359)
    Sale of loans originated for sale               65,079,811    21,079,638
    Deferred income taxes                              332,800      (926,193)
    Stock dividend from Federal Home Loan Banks       (140,600)     (157,000)
    Other, net                                         668,755     2,642,629
                                                  ------------  ------------
      Net cash provided by operating activities      6,757,967    13,113,569
                                                  ------------  ------------
Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                 339,174,303   301,531,843
  Mortgage-backed securities                        20,856,704    14,569,676
 Proceeds from maturity of investment securities    88,522,130    20,585,000
 Proceeds from sale of:
  Loans receivable                                  26,583,762     6,436,300
  Mortgage-backed securities available for sale     45,347,468    66,640,888
  Investment securities available for sale                   -    55,024,942
 Proceeds from redemption of Federal Home
   Loan Bank stock                                   8,924,400             -
 Cash invested in:
  Loans receivable - originated                   (193,410,202) (279,127,756)
  Loans receivable - purchased                    (271,793,911)  (20,446,112)
  Mortgage-backed securities                        (5,110,476)  (61,468,339)
  Investment securities                           (139,970,313)  (63,946,878)
 Proceeds from sale of real estate                   5,068,794     3,565,908
 Cash paid for acquisitions                                  -   (15,266,182)
 Cash and cash equivalents from acquisitions                 -     8,296,533
 Other, net                                         (1,033,725)   (1,198,429)
                                                  ------------  ------------
     Net cash (used in) provided by investing
       activities                                  (76,841,066)   35,197,394
                                                  ------------  ------------
Cash flows from financing activities:
 Increase in savings deposits, net                   7,862,735    17,610,111
 Increase (decrease) in borrowed money, net         54,788,422   (56,381,089)
 Increase in advance payments by borrowers for
   taxes and insurance                               7,486,860     8,660,632
 Dividends paid                                     (1,956,123)   (1,371,139)
 Other, net                                            284,633       522,757
                                                  ------------  ------------
     Net cash provided by (used in) financing
       activities                                   68,466,527   (30,958,728)
                                                  ------------  ------------
     Increase (decrease) in cash and cash
       equivalents                                  (1,616,572)   17,352,235
Cash and cash equivalents at beginning of period    31,582,998    23,705,494
                                                  ------------  ------------
Cash and cash equivalents at end of period        $ 29,966,426    41,057,729
                                                  ============  ============
Supplemental disclosures of cash flow information:
  Interest paid                                   $ 42,590,230    44,172,415
  Income taxes paid                                  4,891,659     5,149,393
 Noncash investing activities:
  Common stock issued for acquisitions                       -    15,276,847
  Additions to real estate acquired in settlement
    of loans or through foreclosure                  4,679,960     2,699,146
  Loans originated to finance the sale of real
    estate                                                   -        37,500
 Noncash financing activity - interest credited
   to savings deposits                              29,375,896    29,431,742
                                                  ============  ============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                     September 30, 1998
                         (Unaudited)

(1) Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1998 and 1997, respectively.

    Operating results for the three and nine months ended
     September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending
     December 31, 1998.

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

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(4) Earnings Per Share
    ------------------
    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," on December 31, 1997. SFAS No. 128 replaces the previously reported primary earnings per share and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is similar to fully-diluted earnings per share.

    The Company declared a two-for-one stock split which was effected through a 100% stock dividend payable on December 17, 1997. All per share data for prior years has been restated to conform with the requirements of SFAS No. 128 and to give effect to the stock split.

    The following tables reconcile the numerators and denominators for basic and diluted earnings per share for the three-month and nine-month periods ended
     September 30, 1998 and 1997:

                                     Three months ended September 30,
                                        1998             1997
                                     -----------     -----------
Numerator:
   Net income (basic and diluted
    earnings per share)              $ 1,541,677       2,359,532
                                     ===========     ===========
Denominator:
   Average shares outstanding
    (basic earnings per share)         9,406,046       9,221,908
   Effect of dilutive stock options      467,291         444,758
                                     -----------     -----------
      Average shares outstanding
       after assumed conversions
       (diluted earnings per share)    9,873,337       9,666,666
                                     ===========     ===========

                                     Nine months ended September 30,
                                        1998             1997
                                     -----------     -----------
Numerator:
   Net income (basic and diluted
    earnings per share)              $ 5,558,275       7,651,190
                                     ===========     ===========
Denominator:
   Average shares outstanding
    (basic earnings per share)         9,348,932       8,960,606
   Effect of dilutive stock options      504,435         425,672
                                     -----------     -----------
      Average shares outstanding
       after assumed conversions
      (diluted earnings per share)     9,853,367       9,386,278
                                     ===========     ===========

   Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(5) Comprehensive Income
    --------------------
   On January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three-month and nine-month periods ended September 30, 1998 and 1997, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended September 30, 1998 and 1997 is summarized as follows:

                                                         1998       1997
                                                         ----       ----
Net income                                           $ 1,541,677    2,359,532


Other comprehensive income (loss):
  Realized and unrealized holding gain (loss)
    arising during the period, net of tax
    expense of $227,811 and $484,928 in
    1998 and 1997, respectively                          341,716      727,392
  Less: reclassification adjustment for realized
    gain (loss) included in net income, net of tax         1,278        2,293
                                                     -----------  -----------
       Total other comprehensive income (loss)           340,438      725,099
                                                     -----------  -----------
  Total comprehensive income                         $ 1,882,115    3,084,631
                                                     ===========  ===========

     For the nine-month periods ended September 30, 1998 and 1997, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for the nine-month periods ended September 30, 1998 and 1997 is summarized as follows:

                                                         1998       1997
                                                         ----       ----

Net income                                           $ 5,558,275    7,651,190

  Other comprehensive income (loss):
    Realized and unrealized holding gain (loss)
      arising during the period, net of tax
      expense of $167,026 and $322,441
      in 1998 and 1997, respectively                     250,540      483,662
    Less: reclassification adjustment for realized
      gain (loss) included in net income, net of tax      30,178        2,293
                                                     -----------  -----------
           Total other comprehensive income (loss)       220,362      481,369
                                                     -----------  -----------
     Total comprehensive income                      $ 5,778,637    8,132,559
                                                     ===========  ===========

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

The following discussion reviews the results of operations and the financial condition of the Company as of and for the three and nine months ended September 30, 1998.

RESULTS OF OPERATIONS

NET INCOME

Net income for the third quarter of 1998 was $1.5 million compared to $2.4 million for the third quarter of 1997. Basic and diluted earnings per share were $0.16 and $0.16, respectively for the third quarter of 1998 compared to $0.25 and $0.24, respectively for the comparable period a year ago.
Annualized return on average equity and annualized return on average assets for the third quarter of 1998 were 5.04% and 0.48%, respectively compared to 8.45% and 0.74%, respectively for the third quarter of 1997.

Net income for the first nine months of 1998 was $5.6 million compared to $7.7 million for the first nine months of 1997.
Basic and diluted earnings per share were $0.59 and $0.56, respectively for the first nine months of 1998 compared to $0.85 and $0.82, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the first nine months of 1998 were 6.18% and 0.59%, respectively compared to 9.66% and 0.81%, respectively for the first nine months of 1997.

The lower interest rate environment during 1998 continued to fuel a refinancing demand for lower rate, fixed-rate loans resulting in a compression of interest rate spreads throughout the banking industry. The decline in the Company's net income reflects a narrowing interest rate spread attributable to loan refinancing activity, which removed many higher-yielding loans from the portfolio.

NET INTEREST INCOME

Net interest income for the third quarter of 1998 decreased
$1.2 million, or 12.8%, to $8.2 million compared to $9.4 million for the third quarter of 1997. The decrease in net interest income was largely attributable to a decline in the Company's interest rate spread from 2.78% for the quarter ended September 30, 1997 to 2.34% for the quarter ended
September 30, 1998. The Company's net interest margin also decreased from 3.10% to 2.70% during the same periods. The decline in the interest rate spread was primarily due to a decrease in the average yield on interest-earning assets from 8.00% for the third quarter of 1997 to 7.44% for the third quarter of 1998. This decrease was only partially offset by a decrease in the average cost of interest-bearing liabilities from 5.22% for the third quarter of 1997 to 5.10% for the third quarter of 1998.

Loans originated and purchased reached record levels for the third straight quarter, totaling $237.7 million for the third quarter of 1998 compared to $99.9 million for the comparable period in 1997. However, refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. Principal repayments totaled $112.5 million for the third quarter of 1998 compared to approximately $111.4 million for the third quarter of 1997. Proceeds from sales of fixed-rate loans and gains on sales of loans for the third quarter of 1998 were $22.2 million and $342,000, respectively, compared to $15.3 million and $215,000, respectively, for the third quarter of 1997. The Company invests in adjustable-rate loans to limit its exposure to interest rate

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

risk and its ongoing strategy continues to focus on rebuilding the adjustable-rate loan portfolio and on enhancing the interest rate margin through other areas of lending. In order to be competitive with fixed-rate loans in a low interest rate environment, however, adjustable rate loan products must be priced at a narrower spread over the Company's cost of funds during the first year after origination resulting in additional pressure on the Company's net interest margin.

Net interest income for the nine months ended September 30, 1998 decreased $3.2 million, or 11.1%, to $25.3 million compared to $28.5 million for the nine months ended September
30, 1997. The decrease in net interest income was largely attributable to a decline in the Company's interest rate spread from 2.87% for the nine months ended September 30, 1997 to 2.48% for the nine months ended September 30, 1998. The
Company's net interest margin also decreased from 3.15% to 2.82% during the same periods. The decline in the interest rate spread was primarily due to a decrease in the average yield on interest-earning assets from 8.00% for the first nine months of 1997 to 7.57% for the first nine months of 1998.
This decrease was only partially offset by a decrease in the average cost of interest-bearing liabilities from 5.13% for the first nine months of 1997 to 5.09% for the first nine months of 1998.

Principal repayments on loans experienced a 12.5% increase, totaling $339.2 million for the nine months ended September 30, 1998 compared to $301.5 million for the nine months ended
September 30, 1997.  Loans originated and purchased totaled
$531.6 million for the first nine months of 1998 compared to $319.5 million for the comparable period in 1997. Proceeds from sales of fixed-rate loans and gains on sales of loans for the first nine months of 1998 were $91.7 million and $1.4 million, respectively, compared to $27.5 million and $354,000, respectively, for the first nine months of 1997.

PROVISION FOR LOSSES ON LOANS

Management considers many factors in determining the necessary levels of loan loss reserves, including a detailed analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic conditions. Reflecting the shift in a portion of the loan portfolio from higher risk construction loans to permanent residential mortgage loans, the Company recorded no provision for losses on loans for the third quarter of 1998 compared to $246,000 for the third quarter of 1997. For the nine-month period, the Company recorded a $1.2 million reversal to the provision for losses on loans. The
Office of Thrift Supervision (OTS), after a 1997 examination, had required the Company's Texas subsidiary, First Federal, to base its loan loss reserves on certain thrift industry average loss experiences that were significantly higher than the actual loss experience of First Federal. As a result of the 1998 OTS examination, the OTS removed these requirements, and First
Federal, like other financial institutions, can now maintain its allowance for loan losses at an amount considered adequate to provide for potential losses in its loan portfolio. At
September 30, 1998, the allowance for losses on loans was $6.7 million, which represented .65% of net loans receivable compared to $8.2 million, or .88% of net loans receivable at December 31, 1997. Loan charge-offs declined to $282,000 for the first nine months of 1998 compared to $372,000 for the first nine months of 1997. The ratio of nonaccruing loans to net loans receivable improved to .40% at September 30, 1998 compared to .58% at December 31, 1997.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

NONINTEREST INCOME

Total noninterest income increased $66,000, or 8.2%, from $804,000 for the quarter ended September 30, 1997 to $870,000 for the quarter ended September 30, 1998. For the nine-month period, total noninterest income increased $1.0 million, or 46.3%, from $2.3 million for the nine months ended September
30, 1997 to $3.3 million for the nine months ended September 30, 1998. The increases in noninterest income were primarily the result of increases in gain on sale of loans resulting from the increase in loan sales activity which reflects a greater demand for fixed-rate loan products in a low interest-rate environment. During the third quarter of 1997, management decided to sell $23 million in mortgage-backed securities and $43 million in investment securities, all of which were classified as available for sale, resulting in a net pretax gain of $4,000.

NONINTEREST EXPENSE

Noninterest expense increased $165,000, or 2.7%, from $6.2
million for the quarter ended September 30, 1997 to $6.3 million for the quarter ended September 30, 1998.  Occupancy expense increased $110,000 primarily as the result of additional
depreciation expense associated with improvements to the
Company's data processing equipment and loan origination
facilities.  Other noninterest expense increased $99,000
primarily as the result of expenses incurred in connection with the expansion of the loan quality control function and
management's decision to provide full-time security guards in
certain offices.   These increases were partially offset
by a $111,000 decrease in legal, examination and other
professional fees which was due primarily to expenses incurred during the third quarter of 1997 related to integrating the
Texas acquisitions.  No such expenses were incurred in the
current quarter.

Noninterest expense increased $2.5 million, or 14.8%, from $17.2 million for the nine months ended September 30, 1997 to $19.7 million for the nine months ended September 30, 1998.
Compensation and employee benefits increased $1.5 million due primarily to increased expenses associated with the Company's employee stock ownership plan (ESOP) which increased $1.4 million, or 112.8%, from $1.2 million for the nine months ended
September 30, 1997 to $2.6 million for the nine months ended September 30, 1998. Employee benefit expense associated with the Company's ESOP is based on the average market value of the Company's common stock, which increased approximately 73% during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. In addition, the Company recorded a $251,000 charge to earnings during the second quarter of 1998 to provide for a liability to former employees related to a change in benefits allocated under the ESOP.
Since the inception of the ESOP in 1993, terminated employees who were participants were allocated ESOP shares for the year of termination only if they were employed by the Company on the last day of the year. Such participants should have been allocated shares for the year of termination if they met certain hours-of-service requirements during that year. Occupancy expense increased $350,000 primarily as the result of additional depreciation expense associated with improvements to the Company's data processing equipment and loan origination facilities. Other noninterest expense increased $341,000 primarily as the result of the inclusion of nine full months of operating expense in 1998 associated with the acquisition of L&B Financial, which the Company purchased on February 28, 1997, expenses incurred in connection with the expansion of the loan quality control function, and management's decision to provide full-time security guards in certain offices. Legal, examination and

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

other professional fees increased $190,000 primarily as the result of expenses related to integrating the Texas acquisitions incurred during the first half of 1998. Federal insurance premiums increased $161,000 due to the inclusion of nine full months of expense in 1998 associated with the acquisition of L&B
Financial. Advertising expense decreased $77,000 as the result of a lower level of advertising activity at First Federal.

INCOME TAX EXPENSE

The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate prior to the non deductible amortization of excess cost over fair value of net assets acquired for the nine months ended September 30, 1998 was 39.6% compared to 34.8% for the like period in 1997.


FINANCIAL CONDITION

The Company's total assets increased $79.1 million, or 6.4%, to $1.317 billion at September 30, 1998 from $1.238 billion at December 31, 1997. Loans receivable increased $100.1 million, or
9.8%, to $1.025 billion at September 30, 1998 from $924.9 million at December 31, 1997. Investment securities increased
$51.9 million, or 40.0%, to $181.9 million at September 30, 1998 from $130.0 million at December 31, 1997. Mortgage-backed securities decreased $61.2 million, or 71.6%, to $24.2 million at September 30, 1998 from $85.5 million at December 31, 1997.
The Company continued to shift its asset mix to emphasize lending and to take advantage of the most cost effective investments in the current interest rate environment.
The asset growth was funded primarily by increases in borrowed money and savings deposits of $54.8 million and $8.0 million, respectively.

Stockholders' equity increased by $7.4 million, or 6.4%, to $123.7 million at September 30, 1998 from $116.3 million at December 31, 1997. The Company's ratio of stockholders' equity to assets was 9.39% at September 30, 1998 and December
31, 1997.  The Company's book value per share at September 30,
1998 was $13.09 compared to $12.52 at December 31, 1997.
Unearned ESOP shares of 634,544 and 730,508 were excluded in calculating book value per share at September 30, 1998 and December 31, 1997, respectively.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
NONPERFORMING ASSETS

Summarized below are nonperforming assets at September 30, 1998 and December 31, 1997

                                                  September 30,   December 31,
                                                      1998             1997
                                                      ----             ----
                                                      (dollars in thousands)

          Restructured loans                       $ 1,539              210
                                                   -------            -----

          Nonaccruing loans:
            Residential real estate                $ 1,902            1,826
            Commercial real estate                     121            1,214
            Construction                             1,945            2,294
            Consumer                                    91               72
                                                   -------            -----
               Total nonaccruing loans               4,059            5,406
               Applicable allowance for losses         (25)            (152)
                                                   -------            -----
               Nonaccruing loans, net                4,034            5,254
                                                   -------            -----
          Foreclosed real estate, net                3,172            4,256
                                                   -------            -----
          Nonperforming assets, net                $ 8,746            9,720
                                                   =======            =====
          Nonperforming assets, net as a
            percentage of total assets                0.66%            0.79%
                                                   =======            =====

Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms.
The unpaid balance of this loan was approximately $3,041,000 and $3,059,000 at September 30, 1998 and December 31, 1997,
respectively. At September 30, 1998, the Company had five single-family construction, single-family permanent and consumer loans totaling $124,000 that were more than 90 days past maturity date with regard to principal repayment. Interest payments on the loans were less than 90 days past due and the loans were still accruing interest. Since the interest due on these loans was less than 90 days past due, the loans are not considered a nonperforming asset.

Total nonperforming assets decreased $1.0 million from $9.7 million at December 31, 1997 to $8.7 million at September 30, 1998 primarily as the result of a $1.1 million decrease in nonaccruing commercial real estate loans and a $1.1 million decrease in foreclosed construction loans. This activity was partially offset by a $1.3 million increase in restructured loans. The decrease in nonaccruing commercial real estate loans was primarily due to the foreclosure of a $751,000 loan and the payoff of a loan totaling $464,000 during the first nine months of 1998. The decrease in foreclosed real estate was primarily due to the sale of approximately $6.0 million in foreclosed real estate during the nine-month period ending September 30, 1998 partially offset by foreclosures totaling $4.7 million during the same period.

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

Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $6.2 million and $8.7 million at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 $56,000 of impaired loans had specific reserves of $25,000 and the remaining impaired loans of $6.1 million had no specific reserves. At December 31, 1997 $2.9 million of impaired loans had specific reserves of $696,000 and the remaining impaired loans of $5.8 million had no specific reserves. The decrease in impaired loans was primarily due to a $1.3 million decrease in nonaccrual loans during the first nine months of 1998.

Activity in the allowance for loan losses is summarized as follows:

                                               Nine months ended September 30,
                                                    1998           1997
                                                    ----           ----
   Balance at beginning of year                 $ 8,182,268        6,528,601
   Allowance from purchase acquisitions                   -        1,155,764
   Provision charged to expense                  (1,200,000)       1,158,000
   Recoveries                                         7,602              250
   Charge-offs                                     (282,198)        (372,123)
                                                -----------      -----------
   Balance at end of period                     $ 6,707,672        8,470,492
                                                ===========      ===========

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Association and the Bank. The Company is dependent on future earnings, dividends from the Association and the Bank, or borrowings for sources of funds. The Association and the Bank are subject to certain regulatory limitations with respect to the payment of dividends to the Company.

The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of September 30, 1998, both Jefferson Savings and First Federal met all OTS capital requirements.

Jefferson Savings and First Federal are also subject to the capital based framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of September 30, 1998, both Jefferson Savings and First Federal were considered well capitalized.

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


Following are the actual and required capital amounts and ratios as of September 30, 1998:

                                                                     Prompt Corrective
                                                                     action provisions -
                              Actual               Requirements      Well capitalized
                         -----------------      -------------------  -----------------
                         Amount      Ratio      Amount        Ratio  Amount      Ratio
                         ------      -----      ------        -----  ------      -----
Tangible capital:(1)
     Jefferson Savings   $55,386,637   7.81%    $10,636,431    1.50%    NA
     First Federal        42,330,832   7.24%      8,772,675    1.50%    NA

Core capital:(1)
     Jefferson Savings    55,386,637   7.81%     21,272,861    3.00%  $35,454,768   5.00%
     First Federal        42,330,832   7.24%     17,545,351    3.00%   29,242,251   5.00%

Risk-based capital:(2)
     Jefferson Savings    57,957,072  14.53%     31,918,113    8.00%   39,897,641  10.00%
     First Federal        46,109,820  12.55%     29,383,671    8.00%   36,729,589  10.00%

Tier I capital:(2)
     Jefferson Savings    55,386,637  13.88%             NA            23,938,585   6.00%
     First Federal        42,330,832  11.02%             NA            22,037,754   6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets


The Association and the Bank are required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. The Association and the Bank have consistently maintained liquidity in excess of required amounts. The Association's liquidity ratios were 19.62% and 19.54% at September 30, 1998 and December 31, 1997, respectively. The Bank's liquidity ratios were 24.27% and 23.42% at September 30, 1998 and December 31, 1997, respectively.

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

Cash flows used by investing activities totaled $76.8 million during the first nine months of 1998. Cash

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

flows from these investing activities, which consisted primarily of $360.0 million in principal repayments on loans and mortgage-backed securities, $88.5 million in proceeds from maturity of investment securities and $71.9 million in sales of loans and mortgage-backed securities, and were used primarily to fund the Company's investing activities of originating loans and purchasing investment securities during the nine months ended September 30, 1998 and to increase liquidity.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1998, the Company had commitments to originate loans of $40.1 million, to purchase residential adjustable-rate mortgages of $6.0 million, and to sell fixed-rate loans of $17.7 million. Certificates of deposit, which are scheduled to mature in one year or less at September 30, 1998, totaled $534.4 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at September 30, 1998, the Association has an available line of credit with the FHLB of Des Moines totaling $25.0 million and the Bank has an available line of credit with the FHLB of Dallas totaling $16.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS No. 131 is a disclosure requirement only there is no effect on the Company's financial position or results of operations.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

In June 1995, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to
                            17

                JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES


  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS No. 133.

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

The Company's mainframe computer hardware and systems software are Year 2000 compliant. The Company primarily utilizes third-party vendor application software for all computer applications. The third-party vendors for the Company's banking applications have or are in the process of modifying, upgrading or replacing their computer applications to insure Year 2000 compliance. The Company has completed a large portion of its testing of these mission-critical applications using existing employees and has encountered no significant problems thus far. The Company has also instituted a Year 2000 compliance program whereby the Company is reviewing the Year 2000 compliance issues that may be faced by its other third-party vendors, significant customers, and other operating equipment containing embedded computer chips. The Company believes that it will substantially complete such compliance program by the first quarter of 1999 without material disruption of its operations. In addition, the Company has begun developing contingency plans to complement these Year 2000 readiness efforts, including backup and offsite processing of certain information and functions. Excluding the costs of existing staff, the Company has incurred no material expense in connection with these Year 2000 compliance efforts and does not currently expect that the remaining cost of its Year 2000 compliance program will be material to its financial condition.

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


                               JEFFERSON SAVINGS BANCORP, INC.
                               Registrant


Date:  November 13, 1998       By: /s/ Paul J. Milano
                                   -----------------------------
                                   Paul J. Milano
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized
                                   Representative and
                                   Principal Financial Officer)