Form 10-K
period 1998-12-31
JEFFERSON SAVINGS BANCORP INC
filed 1999-03-31
CIK 895470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

                          Commission File No. 0-21466

                        JEFFERSON SAVINGS BANCORP, INC.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                       43-1625841
    ----------------------------                    ------------------
    (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                   Identification No.)

14915 MANCHESTER ROAD, BALLWIN, MISSOURI                  63011
----------------------------------------            ------------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (314) 227-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

As of March 15, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $82 million based on the closing sales price of $13.25 per share of the registrant's Common Stock on such date as quoted on the Nasdaq National Market/SM/. For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15, 1999:    10,067,882

                      DOCUMENTS INCORPORATED BY REFERENCE

The following is a list of the documents incorporated by reference and the Parts of the Form 10-K into which such documents are incorporated:

     1. Portions of Proxy Statement for 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business
-----------------

Jefferson Savings Bancorp, Inc.

     Jefferson Savings Bancorp, Inc. (the "Company") is the holding company for Jefferson Heritage Bank, a federal savings bank headquartered in Ballwin, Missouri ("Jefferson Heritage"). The Company was originally incorporated at the direction of the Board of Directors of Jefferson Heritage for the purpose of becoming a holding company for Jefferson Savings upon its conversion from mutual to stock form which was consummated on April 8, 1993.

     Beginning in 1995, the Company sought to build a franchise in the State of Texas through a series of acquisitions. In 1995, the Company acquired all of the outstanding stock of North Texas Savings and Loan Association, Denton, Texas ("North Texas"), First Federal Savings Bank of Longview, Longview, Texas ("Longview") and Shelby-Payola Savings Association, Carthage, Texas ("Shelby-Payola") in cash transactions accounted for as purchases. At the time of these acquisitions, North Texas had five branches and approximately $190.7 million in total assets, Longview had five branches and approximately $134.5 million in total assets and Shelby-Payola had one branch and total assets of approximately $55.6 million. Upon completion of the acquisitions, North Texas, Longview and Shelby-Payola were consolidated under a single federal charter and operated as First Federal Savings Bank of North Texas ("First Federal"). The excess cost over fair value of net assets acquired in the three 1995 acquisitions was approximately $15 million.

     On December 30, 1996, the Company acquired Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") with $71.8 million assets in exchange for $5.1 million in cash and 446,302 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). As a result of the Texas Heritage acquisition, the Company added four branches in the suburban Dallas counties of Dallas, Rockwell and Tarrant. The acquisition was accounted for using the purchase method and the excess cost over fair value of net assets acquired was approximately $6.3 million. Upon completion of the acquisition, Texas Heritage was merged into First Federal.

     On February 28, 1997, the Company acquired L&B Financial, Inc., the holding company for Loan & Building State Savings Bank, Sulphur Springs, Texas ("L&B Financial") with $141 million in assets for a combination of approximately $15 million in cash and 1,095,900 shares of Common Stock. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. The acquisition
was accounted for using the purchase method.   The excess cost over fair value
of net assets acquired was approximately $5.9 million. Upon completion of the acquisition, the operations of L&B Financial were merged into First Federal.

     On December 31, 1998, the Company merged First Federal into Jefferson Heritage (the "Merger") resulting in a combined 31 branch network in two states. Changes in Texas banking laws removed the necessity for the Company to operate two separate charters and resulted in a stronger capital base, more flexibility in deployment of capital between the Missouri and Texas markets, efficiency in administration and certain anticipated tax advantages. Reflecting the Company's emphasis on developing a retail banking culture, Jefferson Heritage subsequently changed its name from Jefferson Savings and Loan Association, F.A. to Jefferson Heritage Bank on January 20, 1999.

     The Company is currently classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. The Company currently does not engage in any significant activity other than holding the stock of Jefferson Heritage and operating the business of a savings association through Jefferson Heritage. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the consolidated operations of Jefferson Heritage and its subsidiaries.

     The executive offices of the Company are located at 14915 Manchester Road, Ballwin, Missouri 63011 and its main telephone number is (314) 227-3000.

Jefferson Heritage

     General. Jefferson Heritage was originally founded in 1927 as a Missouri mutual savings association. Jefferson Heritage converted to stock form in 1993 and converted to a federal charter in 1995. In 1998, Jefferson Heritage merged with the Company's other subsidiary savings institution, First Federal, to consolidate the business operations of the two entities into Jefferson Heritage. The principal business of Jefferson Heritage consists of attracting deposits from the general public through a variety of deposit programs and investing these funds in loans secured by first mortgages on real estate located in their market areas. To further supplement originations, the Company has undertaken residential mortgage loan purchases both in and out of its market area. See -- "Origination, Purchase and Sale of Loans." Jefferson Heritage emphasizes the origination of loans for the purchase or construction of owner-occupied, single-family (one- to four-unit) residential property, and, also, promotes the origination of home equity loans as market conditions and local law permit. In addition, Jefferson Heritage offers loans for the purchase or construction of commercial real estate and loans for the acquisition and development of land for residential purposes. To a lesser extent, Jefferson Heritage originates consumer loans, including automobile loans, education loans and loans secured by savings deposits.

     Jefferson Heritage derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, interest earned on investments, and, during recent fiscal years, gains on the sale of loans. Jefferson Heritage's principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, borrowings, repayments of outstanding loans maturities of investments, sales of loans and operating revenues.

     Jefferson Heritage's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits for each depositor. Jefferson Heritage is currently a member of the Federal Home Loan Banks ("FHLBs") of Des Moines and Dallas, which are two of the 12 district banks comprising the FHLB System. Jefferson Heritage is subject to comprehensive regulation and examination by the OTS which is also the chartering authority for Jefferson Heritage. Such regulation is intended primarily for the protection of depositors.

     Jefferson Heritage's market area consists of the following locations in Missouri and Texas in which Jefferson Heritage's branch offices are located:
(i) ten offices located in the City of St. Louis, Jefferson County, St. Louis County and St. Charles County, Missouri; (ii) ten offices in the suburban Dallas counties of Denton, Collin, Tarrant, Dallas, Rockwell and Wise, Texas; (iii) ten offices in the northeastern Texas counties of Gregg, Harrison, Bowie, Franklin, Hopkins, Morris and Titus; and (iv) one office in Panola County, Texas. With $1.4 billion in assets at December 31, 1998, Jefferson Heritage is one of the largest savings associations headquartered in the State of Missouri. At December 31, 1998, over 63.4% of Jefferson Heritage's total loan portfolio was secured by properties located in Jefferson Heritage's market area and over 94.0% of Jefferson Heritage's deposits were from residents of Jefferson Heritage's market area.

     The St. Louis metropolitan area has a population of approximately 2.5 million, representing an increase of approximately 3% since 1980. The unemployment rate for the St. Louis metropolitan statistical area was 3.3% for the month of December 1998 which was significantly below the national average. According to 1990 census figures, per capita income in the St. Louis metropolitan statistical area was $15,681. The region has a diversified economic base with an emphasis on service and retail industries. The labor force, which numbered approximately 1.3 million in 1990, is largely concentrated in non-manufacturing industries, which represent approximately 75% of the total labor force. Within the non-manufacturing sector, service industries (excluding domestic service), retail trade and federal, state and local government represent approximately 25%, 17% and 11%, respectively, of the total labor force. Within the manufacturing sector, the aircraft and food products industries represent approximately 3% and 2%, respectively, of the total labor force, and the chemical, machinery, motor vehicle, printing and publishing and metals industries are approximately equally represented, each employing less
than 2% of the total labor force.    The St. Louis area ranks sixth
in the United States based on the number of Fortune 100 industrial corporations headquartered in the region, and ranks sixth in the nation in terms of headquarters of companies listed among the Fortune 500 largest industrial and service corporations.

     The Dallas/Fort Worth metropolitan area has a population of approximately
3.9 million, representing an increase of 17.5% from the beginning of the 1980's, according the 1990 U.S. Census Bureau statistics. The population growth in the Dallas/Fort Worth area was influenced by the availability of land for development, the presence of highways and the emergence of major employment centers. Population growth is expected to continue through the year 2000 at a growth rate of 1.4% per year.

     The economy of the Dallas/Forth Worth area has a large manufacturing base in the areas of military hardware, electronics, automobiles, industrial equipment, oil-field parts, food products and chemicals. Other major industries in the area include banking, insurance, weapons manufacturing, communications, oil and gas production and air transportation. Major corporations in the Dallas/Fort Worth area include Fujitsu, GTE, Exxon, MCI/WorldCom, and J.C. Penny. The average median income for the Dallas/Fort Worth area is approximately $36,696 and the unemployment rate is lower than the national and state unemployment rates. In a survey of 75 metropolitan areas conducted by PHH Homequity, Inc., Dallas ranked second among cities where corporations relocated during 1996, and has been ranked in the top 5 in each of the five previous years. It is anticipated that the construction of the $5.7 billion privately funded bullet train connecting Dallas to other major cities in Texas will bring economic growth and create new jobs.

     Jefferson Heritage's executive offices are located at 14915 Manchester Road, Ballwin, Missouri 63011 and its main telephone number is (314) 227-3000.

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio totaled $1.1 billion at December 31, 1998, representing 80.8% of total assets at that date. At December 31, 1997, the loan portfolio of Jefferson Heritage totaled $924.9 million, or 74.7% of its assets. It is the Company's policy to concentrate its loan origination activities within the market areas of Jefferson Heritage. The Company estimates that approximately 39.3% of Jefferson Heritage's loans are secured by properties in the State of Missouri and 35.5% of Jefferson Heritage's loans are secured by properties in the State of Texas.

     The Company's loan portfolio continues to consist primarily of loans secured by residential real estate. At December 31, 1998, $841.7 million, or 69.9% of the total loan portfolio, consisted of permanent loans secured by single-family real estate. The Company also makes conventional mortgage loans for the purpose of constructing single-family residences. At December 31, 1998, loans for the construction and development of single-family residential real estate totaled $208.2 million, or 17.3% of the Company's total loan portfolio. At December 31, 1998, the remainder of the Company's portfolio of residential mortgage loans consisted primarily of home equity lines of credit secured by mortgages on residential real estate. Such loans totaled $54.9 million, or 4.6% of the total loan portfolio, at December 31, 1998.

     At December 31, 1998, loans secured by commercial real estate totaled $72.6 million, or 6.0% of the total loan portfolio. To a limited extent, Jefferson Heritage originates consumer and commercial loans. Consumer loans, which primarily consist of automobile loans, education loans and loans secured by savings deposits, totaled $10.3 million, or 0.9% of the Company's total loan portfolio at December 31, 1998. Commercial loans totaled $17.3 million, or 1.4%, of the total loan portfolio.

     Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. As of December 31, 1998, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                        At December 31,
                               -----------------------------------------------------------------------------------------------------

                                       1998                 1997                1996                1995                 1994
                               ------------------   ------------------   ------------------   ------------------  ------------------
                                Amount       %       Amount       %       Amount       %       Amount       %      Amount       %
                               ---------  -------   --------   -------   --------   -------   --------   -------  --------   -------
                                                                      (Dollars in thousands)
Real estate loans:
 Single-family (1)........... $  840,164   69.72%   $647,735    66.72%   $623,754    63.51%   $629,327    75.74%  $501,307    84.98%
 Home equity.................     54,857    4.55      54,156     5.58      44,924     4.57      26,826     3.23     22,685     3.84
 FHA insured/VA guaranteed...      1,517    0.13       2,073     0.21         968     0.10       1,065     0.13        931     0.16
 Commercial..................     72,602    6.03      80,758     8.32      56,667     5.77      61,485     7.40     56,192     9.52
 Construction and development    208,207   17.28     163,390    16.83     242,143    24.66     105,339    12.68      5,945     1.67
                              ----------  ------    --------   ------    --------   ------    --------   ------   --------
  Total real estate loans....  1,177,347   97.71     948,112    97.65     968,456    98.61     824,042    99.18    587,060    99.51
                                                     --------   ------    --------   ------    --------   ------   --------

Commercial...................     17,330    1.44       9,775     1.01       5,000     0.51       2,000     0.24      2,000     0.34
                              ----------  ------    --------   ------    --------   ------    --------   ------   --------   ------

Consumer loans:
 Automobile..................      2,021    0.17       3,134     0.32       1,649     0.17         875     0.10        148     0.02
 Loans secured by savings
  deposits...................      4,776    0.40       5,532     0.57       3,658     0.37       3,410     0.41        297     0.05
 Education...................         78    0.01         191     0.02         178     0.02         229     0.03        224     0.04
 Other.......................      3,441    0.27       4,179     0.43       3,195     0.32         341     0.04        213     0.04
                              ----------  ------    --------   ------    --------   ------    --------   ------   --------   ------
  Total consumer loans.......     10,316    0.85      13,036     1.34       8,680     0.88       4,855     0.58        882     0.15
                              ----------  ------    --------   ------    --------   ------    --------   ------   --------   ------
   Total loans receivable....  1,204,993  100.00%    970,923   100.00%    982,136   100.00%    830,897   100.00%   589,942   100.00%
                                          ======               ======               ======               ======              ======

Add (deduct):
 Loans in process............    (83,586)            (38,126)             (89,573)             (38,458)             (3,755)
 Unearned (discounts)
  premiums, net..............       (494)             (1,112)              (1,786)                (621)                111
 Deferred loan costs (fees),
  net........................      4,236               1,417                1,157                1,363               2,163
 Allowance for losses........     (6,659)             (8,182)              (6,529)              (5,096)             (3,471)
                              ----------            --------             --------             --------            --------
  Loans receivable, net...... $1,118,490            $924,920             $885,405             $788,085            $584,990
                              ==========            ========             ========             ========            ========


------------------------

(1)  Includes loans held for sale of $5,867,000, $2,821,000, $1,787,000 and
     $752,000 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

     Loan Portfolio Sensitivity. The following table sets forth certain information as of December 31, 1998 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of
principal, based on contractual terms to maturity.   Demand loans, loans having
no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                       Due After
                                         Due Within   One Through   Due After
                                          One Year    Five Years    Five Years     Total
                                         ----------   -----------   ----------   ----------
                                                          (In thousands)

Residential real estate...............     $ 27,210      $139,885     $729,443   $  896,538
Commercial real estate................       10,234        27,946       34,422       72,602
Construction and development..........      176,508        30,681        1,018      208,207
Commercial............................       15,330         2,000           --       17,330
Consumer..............................        5,549         4,247          520       10,316
                                           --------      --------     --------   ----------
    Total.............................     $234,831      $204,759     $765,403   $1,204,993
                                           ========      ========     ========   ==========


     The following table sets forth as of December 31, 1998 the dollar amount of the loans maturing subsequent to the year ending December 31, 1999 broken down between those with predetermined interest rates and those with adjustable interest rates.

                                     Predetermined     Floating or
                                         Rates       Adjustable Rates    Total
                                     -------------   ----------------   --------
                                                   (In thousands)

   Residential real estate........        $163,754           $705,574   $869,328
   Commercial real estate.........          16,364             46,004     62,368
   Construction and development...           4,957             26,742     31,699
   Commercial.....................              --              2,000      2,000
   Consumer.......................           3,935                832      4,767
                                          --------           --------   --------
      Total.......................        $189,010           $781,152   $970,162
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

     The Company uses commissioned representatives to identify single-family mortgage loan origination opportunities in Jefferson Heritage's market area. Loan representatives are paid commissions on all loans originated by Jefferson Heritage pursuant to their referrals. No loans may be originated by Jefferson Heritage pursuant to this program unless the borrower meets the same underwriting criteria as applied to Jefferson Heritage's other single-family mortgage loans.

     To further supplement originations, the Company has undertaken residential mortgage loan purchases both on a bulk and an individual loan basis. All such loans are underwritten using the same underwriting guidelines as are applied to direct originations. During the year ended December 31, 1998, the Company significantly increased its loan purchases in order to replenish its portfolio of adjustable-rate mortgages which had declined as a result of refinancing activity during recent years. Purchases of single family residential mortgages increased to $384.1 million in 1998 from $48.7 million in 1997. The Company purchased these loans from a mortgage banker with offices throughout the United States and its purchased loans are secured by properties in approximately 38 states. During 1998, the Company also purchased $22.0 million of commercial and construction loans.

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

     Jefferson Heritage sells whole loans to institutional investors. The bulk of such loan sales consist of long-term, fixed-rate mortgage loans which are sold in furtherance of the Company's goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. Jefferson Heritage generally obtains a purchase commitment from the institutional investor prior to committing to an interest rate to the borrower. In connection with the origination of the loan, Jefferson Heritage may charge an origination fee depending on competition, which Jefferson Heritage retains upon the sale of the related loans.

     The following table sets forth certain information with respect to the loan origination, purchase and sale activity of the Company during the periods indicated, including loans acquired in business combinations.


                                                           Year Ended December 31,
                                                      ---------------------------------
                                                        1998        1997        1996
                                                      ---------   ---------   ---------
                                                               (In thousands)
Loans originated:
  Real estate loans:
    Construction and development...................   $153,530    $172,505    $234,192
    Single-family..................................    149,833     140,878      66,754
    Home equity....................................     37,202      35,106      37,130
    FHA insured/VA guaranteed......................      2,551       1,029         793
    Commercial real estate.........................     21,516      10,453      12,017
  Commercial.......................................      8,000       8,587       3,418
  Consumer.........................................      6,400       9,310       3,842
                                                      --------    --------    --------
      Total loans originated.......................    379,032     377,868     358,146
                                                      --------    --------    --------

Loans purchased:
  Real estate loans:
    Single-family..................................    384,077      48,738       8,644
    Commercial.....................................        936         773         473
    Construction...................................     21,113          --          --
  Commercial.......................................         --          --          --
                                                      --------    --------    --------
      Total loans purchased........................    406,126      49,511       9,117
                                                      --------    --------    --------

Loans acquired in business combinations:
  Real estate loans:
    Construction...................................         --       3,111      23,311
    Single-family..................................         --      44,974      28,141
    Home improvement...............................         --          13          --
    FHA insured/VA guaranteed......................         --         116         286
    Commercial real estate.........................         --      19,803      13,453
  Consumer.........................................         --       5,063       2,181
  Less allowance for loss, unearned discount and
    deferred fees..................................         --      (2,658)    (11,333)
                                                      --------    --------    --------
    Total loans acquired in acquisitions...........         --      70,422      56,039
                                                      --------    --------    --------

Loans sold - residential real estate...............    119,379      45,232      32,893
                                                      --------    --------    --------
    Total loans sold...............................    119,379      45,232      32,893
                                                      --------    --------    --------

Principal repayments...............................    471,986     409,383     290,969
Decrease (increase) in other items, net............       (223)     (3,671)     (2,120)
                                                      --------    --------    --------

Net increase.......................................   $193,570    $ 39,515    $ 97,320
                                                      ========    ========    ========

     Loan Underwriting Policies.   Jefferson Heritage's lending activities are
subject to written, non-discriminatory underwriting standards and loan origination procedures prescribed by Jefferson Heritage's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by Jefferson Heritage's Board of Directors.

     Jefferson Heritage has established an inside loan committee (consisting of eight senior officers) and an outside loan committee (consisting of three non-employee directors) whose approvals are required for most loans other than consumer loans. Real estate secured loans of $250,000 or less and non-real estate commercial loans of $100,000 or less require the approval of at least two members of the inside loan committee. Single-family mortgages (including home equity and home improvement loans) of $250,001 to $750,000 and other real estate secured loans of $250,001 to $1,000,000 as well as commercial loans of $100,001 to $250,000 require the approval of three members of the inside loan committee. Single family residential loans of between $750,001 to $1,000,000, other real estate secured loans of $1,000,000 to $2,000,000 and commercial loans of $250,001 to $500,000 require the approval of four members of the inside loan committee. Commercial loans of between $500,001 and $1,000,000 require the approval of five members of the inside loan committee. Single family residential loans in excess of $1,000,000, other real estate secured loans in excess of $2,000,000 and commercial loans in excess of $1,000,000 require the approval of four members of the inside loan committee and two members of the outside loan committee. Consumer loans of $2,500 to $25,000 may be made on the approval of a branch manager and certain other specified officers or inside loan committee members. Consumer loans of $25,001 to $50,000 require the approval of a branch manager plus an additional officer or member of the inside loan committee. Consumer loans of $50,001 to $100,000 require the approval of three officers (including a member of the inside loan committee) and consumer loans in excess of $100,000 require the approval of two officers and three members of the inside loan committee. Except for consumer loans of $2,500 or less, Jefferson Heritage does not grant loan authority to individual officers.

     To provide a prompt response to existing customers, the inside loan committee may approve new loans and extensions of credit to existing loan customers and pre-approved line of credit borrowers up to 10%, not exceeding $500,000, of the borrower's existing loan commitment. For loans that would normally require outside loan committee approval, however ratification is required by the outside loan committee within 30 days of approval of the application.

     Jefferson Heritage's policies are to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in an area designated as a flood plain by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Jefferson Heritage makes disbursements for items such as real estate taxes.

     Applications for fixed-rate, single-family real estate loans are underwritten and closed in accordance with FHLMC and Federal National Mortgage Association ("FNMA") standards, and other loan applications are underwritten and closed based on Jefferson Heritage's own loan guidelines, which generally conform to FHLMC and FNMA standards. Fixed-rate, single-family real estate loans having contractual maturities of greater than 15 years currently are sold to institutional investors. Residential and commercial mortgage loans are required to have title searches, title insurance, and fire and extended coverage insurance.

     Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a fee appraiser approved by Jefferson Heritage.

     Jefferson Heritage is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, Jefferson Heritage is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. Jefferson Heritage will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. Jefferson Heritage generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%.

     Under federal law, Jefferson Heritage may not make loans to a single borrower that exceed in the aggregate 15% of its unimpaired capital and unimpaired surplus. Based on its unimpaired capital and unimpaired surplus at December 31, 1998, Jefferson Heritage would be permitted to lend up to $14.9 million to one borrower. Jefferson Heritage's Board of Directors has set an internal limit equal to 80% of this legal lending limit which was $11.9 million at December 31, 1998. At December 31, 1998, the Company's largest loan consisted of a $10.2 million line-of-credit secured by single-family residential properties.

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

     Residential Real Estate Lending. Jefferson Heritage historically has been and continues to be an originator of single-family, residential real estate loans in the Missouri and Texas market areas. Jefferson Heritage currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by FHLMC and FNMA and adjustable-rate mortgage loans for terms of up to 30 years.

     Jefferson Heritage offers adjustable-rate residential mortgage loans with interest rates which adjust annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board (the "Treasury Index"), plus a margin, which is generally 2.75%. The amount of any increase or decrease in the interest rate presently is limited to two percentage points per year, with a maximum adjustment of 6.00% over the initial loan rate. These limitations may vary with market conditions. The Company estimates that the maximum rate to which the adjustable-rate mortgage loans currently held in portfolio could adjust would not exceed 12.875% per annum as a
result of current contractual limits on aggregate rate increases.   The
adjustable-rate mortgage loans offered by Jefferson Heritage, as well as many other financial institutions, may provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, loans are underwritten on the basis of the borrower's ability to pay at the rate which would be in effect without the discount.

     The Company's loan portfolio also includes residential mortgage loans with interest rate adjustments indexed to published cost-of-funds indices for thrift institutions in various FHLB districts. Due to delays in the publishing of these indices, the interest rates on loans so indexed do not adjust as quickly as loans indexed to the Treasury Index and, for that reason, Jefferson Heritage no longer originates or purchases such loans. At December 31, 1998, Jefferson Heritage held approximately $51.5 million in adjustable-rate loans and mortgage-backed securities indexed to various cost-of-funds indices.

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

     Jefferson Heritage also originates conventional fixed-rate mortgage loans secured by single-family residential properties. All fixed-rate loans are underwritten according to FHLMC and FNMA guidelines, utilizing their approved documents, so that the loans qualify for sale in the secondary mortgage market.

     Home Equity Lending.   Home equity loans are generally made on the security
of residences and normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to ten years. The Company's home equity loans require the payment of interest only until maturity when unpaid principal is due. Because Texas law historically restricted the creation of any lien on a primary residence other than a first lien, the Company had not offered home equity loans in Texas prior to 1998. Effective January 1, 1998, the Texas constitution was amended to permit the encumbrance of homesteads for non-recourse, closed-end, home equity loans provided that the aggregate indebtedness secured by the homestead does not exceed 80% of its fair market value. Jefferson Heritage offered such loans on a limited basis during 1998. At December 31, 1998, total outstanding home equity loans totaled $54.9 million, or 4.6% of the Company's total loan portfolio.

     Commercial Real Estate Lending.   The Company currently originates
commercial real estate loans which are generally secured by apartments, retail stores, hotels, office buildings, warehouses and other income-producing commercial property.

     At December 31, 1998, the principal concentrations in the Company's commercial real estate loan portfolio were as follows:

                                    Amount
         Type of Loan           (In thousands)
         ------------           --------------


         Office buildings.........   $16,437
         Multi-family.............    19,895
         Hotels and restaurants...     9,486
         Other....................    26,784
                                     -------
                                     $72,602
                                     =======

     The Company's two largest commercial real estate loans at December 31, 1998 were a $4.0 million loan secured by two retail centers in Springfield, Missouri and a $3.0 million loan secured by a country club and leasehold on a golf course in St. Charles County. At December 31, 1998, the Company's ten largest commercial real estate loans amounted to $22.9 million, or 31.5% of the Company's portfolio of commercial real estate loans. None of these loans were on non-accrual at December 31, 1998.

     At December 31, 1998, commercial real estate loans totaled $72.6 million, or 6.0% of the Company's total loan portfolio, as compared to $80.8 million, or 8.3%, at December 31, 1997. The Company originated $12.0 million, $10.5 million and $21.5 million of commercial real estate loans during the years ended December 31, 1996, 1997 and 1998, respectively.

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

     Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Company. It is generally the Company's policy to obtain personal guarantees and annual financial statements from all principals obtaining commercial real estate loans. The Company reviews all commercial real estate loans in excess of $500,000 on an annual basis to ensure that the loan meets current underwriting standards.

     Under federal law, the aggregate amount of loans which a savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's total capital. Under this standard, at December 31, 1998, Jefferson Heritage was permitted to invest in nonresidential real property loans in an aggregate amount equal to $369.8 million.

     Construction Lending. Through Jefferson Heritage, the Company engages in construction lending to qualified borrowers for construction of single-family residential properties including loans for the acquisition and development of land for the construction of single-family residences. These properties are primarily located in the Company's market areas. At December 31, 1998, the Company's loan portfolio included $208.2 million in construction loans all of which were for the construction or development of single-family homes. Generally, loans for the construction of owner-occupied, single-family residential properties are made on an adjustable-rate basis and for terms of from six to 12 months, during which time the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans generally have a maximum loan-to-value ratio of 80%. At December 31, 1998, there were no construction loans with a loan-to-value ratio in excess of 80%. Borrowers must satisfy all credit requirements which would apply to Jefferson Heritage's permanent mortgage loan financing for the subject property.

     Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by appraisers approved by the Board of Directors of Jefferson Heritage, as the case may be, and a study of the feasibility of the proposed project. The Company uses appraisers meeting federal and state certification standards on all of its commercial construction loans. The Company also reviews and inspects each project at the commencement of construction and during the term of the construction loan.

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

     Consumer Lending. Consumer loans originated by the Company include automobile loans, education loans and loans secured by savings deposits. At December 31, 1998, consumer loans totaled $10.3 million, or 0.9% of the Company's total loan portfolio.

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

     The Company makes savings deposit loans for up to 100% of the depositor's savings deposit balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings deposit loans are payable on demand. Interest is billed on a monthly or quarterly basis. At December 31, 1998, total loans on savings deposits were $4.8 million, or 0.4% of the total loan portfolio.

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

     In underwriting consumer loans, the Company places primary emphasis on the borrower's credit history and an analysis of the borrower's income and expenses, perceived ability to repay the loan and the value of the collateral, if any. At December 31, 1998, $82,000 of the Company's consumer loans were 90 days or more delinquent. The Company's policy is generally to fully provide for losses in consumer loans not secured by real property at such time as the loan becomes greater than 90 days delinquent.

     Commercial Lending. Jefferson Heritage is also authorized to invest up to 20% of its assets in loans for commercial, corporate, business or agricultural purposes but have traditionally not engaged in this form of lending. Jefferson Heritage has extended warehouse lines of credit totaling $14.0 million at December 31, 1998 to four local mortgage brokers. Under these arrangements, Jefferson Heritage provides temporary funding for residential first mortgage loans originated by the mortgage brokers until the brokers can deliver the loans for resale in the secondary market. The lines of credit are secured by assignments of the notes underlying the mortgage loans.

     Loan Fees and Servicing. In addition to interest earned on loans, the Company receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. Depending on market conditions, the Company may receive fees in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. All loan origination fees and the related incremental direct costs of originating loans are deferred and amortized over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining net deferred fees or costs with respect to such loan are taken into or charged against income at such time. See Note 1 of Notes to Consolidated Financial Statements.

     In addition to the foregoing fees, the Company receives fees for servicing loans which have been sold to other financial institutions or to FHLMC or FNMA. Servicing activities include the collection and processing of mortgage payments, accounting for loan funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. As compensation for these services, the Company is generally permitted to retain a portion of the monthly payment. Loan servicing fees have not been a significant source of income for the Company. At December 31, 1998, the Company was servicing approximately $105.2 million in loans sold to others, all of which were residential mortgage loans.

     Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Company's market areas.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days generally incur a late fee of 5% of principal and interest due. As a matter of policy, the Company will contact the borrower after the loan has been delinquent 15 days.
If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. If a delinquency exceeds 60 days in the case of a residential mortgage loan, 30 days in the case of a construction loan or 30-60 days for a loan on commercial real estate, the Company will institute additional measures to enforce its remedies resulting from the loan's default, including commencing foreclosure action. After any loan is delinquent 60 days or more, formal legal proceedings are commenced to collect amounts owed.

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

                                                            At December 31,
                                            -----------------------------------------------
                                             1998      1997      1996      1995       1994
                                             ----      ----      ----      ----       ----
                                                             (Dollars in thousands)

Restructured loans.......................   $1,245    $  210    $  179    $  546    $   --
                                            ------    ------    ------    ------    ------

Nonaccruing loans:
  Residential real estate................   $1,740    $1,826    $1,169    $1,687    $  249
  Commercial real estate.................       58     1,214        --        26        --
  Construction...........................    1,829     2,294        11       707        --
  Commercial.............................       --        --        74        15        --
  Consumer...............................       82        72       232        42        --
                                            ------    ------    ------    ------    ------
    Total nonaccruing loans..............    3,709     5,406     1,486     2,477       249
    Applicable allowance for losses......      (30)     (152)      (43)       --        --
                                            ------    ------    ------    ------    ------
        Nonaccruing loans, net...........    3,679     5,254     1,443     2,477       249
                                            ------    ------    ------    ------    ------
          Total restructured and
            nonaccruing loans, net.......    4,924     5,464     1,622     3,023       249
                                            ------    ------    ------    ------    ------

        Nonperforming loans, net as a
          percentage of net loans........     0.44%     0.59%     0.18%     0.38%     0.04%
                                            ======    ======    ======    ======    ======

Foreclosed assets:
  Residential............................   $  217    $  880    $1,584    $  436    $   70
  Commercial.............................    1,625     1,315     1,195     3,163     3,002
  Construction...........................    1,399     2,596     2,115       343        --
  Commercial.............................       --        --        --        --        --
                                            ------    ------    ------    ------    ------
    Total foreclosed assets..............    3,241     4,791     4,894     3,942     3,072
    Applicable allowance for losses......     (360)     (535)     (434)     (272)     (455)
                                            ------    ------    ------    ------    ------
        Foreclosed assets, net...........    2,881     4,256     4,460     3,670     2,617
                                            ------    ------    ------    ------    ------

        Nonperforming assets, net........   $7,805    $9,720    $6,082    $6,693    $2,866
                                            ======    ======    ======    ======    ======
        Nonperforming assets, net as a
          percentage of total assets.....     0.56%     0.79%     0.53%     0.59%     0.33%
                                            ======    ======    ======    ======    ======


     Total nonperforming assets decreased from $9.7 million (or 0.79% of assets) at December 31, 1997 to $7.8 million (or 0.56% of assets) at December 31, 1998 after increasing from $6.1 million (or 0.53% of assets) at December 31, 1996. The decrease in nonperforming assets during 1998 is attributed to a $1.6 million decrease in nonaccruing loans and a $1.4 million decrease in foreclosed assets, partially offset by a $1.0 million increase in restructured loans. The decrease in nonaccruing loans is attributed primarily to a $1.2 million decrease in nonaccruing commercial real estate loans and a $465,000 decrease in nonaccruing construction loans. Nonaccruing construction loans at December 31, 1998 consists of eight loans for the construction of single-family residences and one commercial real estate loan in Texas.

     At December 31, 1998, the Company's foreclosed assets consisted primarily of one commercial real estate property carried at $846,000, eleven single-family construction loans carried at $1.4 million, three land loans at $447,000 and seven permanent single-family loans at $217,000. See " -- Real Estate Acquired Through Foreclosure." The Company's restructured loans consist of 37 loans totaling approximately $1.2 million, primarily secured by single-family residences located in Texas. Not included in restructured loans is a $3.0 million loan secured by a country club and leasehold on a golf course in St. Charles County, Missouri which was restructured during 1991 because of the borrower's inability to meet debt service. Because the loan has been performing since the date of restructuring, provides for principal amortization and bears a market interest rate, management does not consider this a nonperforming loan and has excluded it from the table above. At December 31, 1998, the Company had three single-family construction loans totaling $537,000 that were more than 90 days past the maturity date with regard to principal repayment. Interest payments on the loans were less than 90 days past due and the loans were still accruing interest. Since the interest due on these loans were less than 90 days past due, the loans are not considered nonperforming assets.

     During the year ended December 31, 1998, gross interest income of approximately $615,000 and $108,000, would have been recorded on nonaccruing loans and on restructured loans, respectively, if such loans had been current throughout the period according to their original terms. Only cash received of $412,000 was included in income during the year ended December 31, 1998 on nonaccruing loans. Approximately $111,000 in interest on restructured loans was included in income during the year ended December 31, 1998.

     At December 31, 1998, there were $2.5 million of loans which were not classified as nonaccrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. These loans are classified as impaired and were identified through normal internal credit review procedures.

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

     The Company has determined that on a consolidated basis at December 31, 1998 it had $10.4 million, net of reserves, in assets classified as substandard, no assets classified as doubtful and $403,000 in assets classified as loss. Substandard assets included $1.9 million in residential loans, $53,000 in consumer loans, $3.1 million in construction and development loans, $2.5 million in commercial real estate loans and $2.9 million, net of reserves, in real estate acquired through foreclosure. Assets classified as loss, which are fully reserved, consisted of $359,000 in real estate acquired through foreclosure and $44,000 in loans.

     Allowance for Loan Losses. In originating and purchasing loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Company's and the industry's historical loan loss experience and trends, evaluation of economic conditions, changes in the composition of the loan portfolio, and regular reviews of delinquencies and loan portfolio quality. The Company increases its allowance for loan losses by charging provisions for loan losses against the Company's income.

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been identified but can be expected to occur. Management conducts monthly reviews of the loan portfolio and evaluates the need to establish specific allowances on the basis of this review. As part of its review, management grades loans for which collection in full may not be reasonably assured using a classification system similar to that employed by the OTS. In addition, management conducts annual reviews on large loans due to their size and complexity. Loans subject to grading include delinquent loans and any loans that have been placed on a watch list. Specific allowances are provided for individual loans when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of any specific allowance necessary is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral-dependent loans. At the date of foreclosure, the Company transfers the property to real estate acquired through foreclosure at the lower of cost or fair value less selling expenses. Any amount of cost in excess of fair value less selling expenses is charged-off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

     Net charge-offs have continued to represent a small percentage of average loans outstanding. The ratio of the allowance to nonaccruing loans at December 31, 1998 was 179.5%. During 1998, the Company recaptured $1.2 million of excess loan loss reserves. The OTS, after a 1997 examination, had required the Company's Texas subsidiary, First Federal, to base its loan loss reserves on certain thrift industry average loss experiences that were significantly higher than the actual loss experience of First Federal and to curtail its higher margin lending for land acquisition and development loans. As a result of the 1998 OTS examination, the OTS terminated the 1997 Supervisory Agreement, which removed these requirements. The Company increased its provision for loan losses during 1997 primarily due to the results of the OTS examination previously mentioned.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                            Year Ended December 31,
                                                ------------------------------------------------
                                                  1998      1997      1996      1995      1994
                                                --------   -------   -------   -------   -------
                                                             (Dollars in thousands)

Balance at beginning of period...............   $ 8,182    $6,529    $5,096    $3,471    $3,190
Reserves acquired in business combinations...        --     1,156       851     1,378        --

Loans charged-off:
  Residential real estate....................       (64)      (91)      (24)       --       (19)
  Commercial real estate.....................      (152)       --        --       (91)       --
  Construction...............................       (90)     (546)      (42)      (31)       --
  Commercial.................................        --        (7)       --        --        --
  Consumer...................................       (26)     (137)      (12)       --        --
                                                -------    ------    ------    ------    ------
     Total charge-offs.......................      (332)     (781)      (78)     (122)      (19)
                                                -------    ------    ------    ------    ------

Recoveries:
  Residential real estate....................         3        18        --        --        --
  Commercial real estate.....................        --        --        --        --        --
  Construction...............................        --        --        --        --        --
  Commercial.................................        --        --        --        --        --
  Consumer...................................         6        --        --         2        --
                                                -------    ------    ------    ------    ------
     Total recoveries........................         9        18        --         2        --
                                                -------    ------    ------    ------    ------

Net loans charged-off........................      (323)     (763)      (78)     (120)      (19)
                                                -------    ------    ------    ------    ------
Provision charged to expense.................    (1,200)    1,260       660       367       300
                                                -------    ------    ------    ------    ------
Balance at end of period.....................   $ 6,659    $8,182    $6,529    $5,096    $3,471
                                                =======    ======    ======    ======    ======

Ratio of net charge-offs to average
  loans outstanding during the period........      0.03%     0.08%     0.01%     0.02%     0.01%
                                                =======    ======    ======    ======    ======

Ratio of allowance to net loans..............      0.60%     0.88%     0.74%     0.65%     0.59%
                                                =======    ======    ======    ======    ======

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


                                                                         At December 31,
                                  -------------------------------------------------------------------------------------
                                        1998                         1997                         1996
                                  ---------------------   ---------------------------   -------------------------------
                                            Percent of                    Percent of                      Percent of
                                             Loans in                      Loans in                        Loans in
                                           Category to                   Category to                     Category to
                                  Amount   Total Loans       Amount      Total Loans       Amount        Total Loans
                                  ------   ------------   ------------   ------------   ------------   ----------------
                                                                 (Dollars in thousands)

Residential real estate........   $1,066         74.40%       $ 1,640          72.51%       $ 1,354              68.18%
Commercial real estate.........    1,977          6.03          2,896           8.32          1,199               5.77
Construction and development...    1,437         17.28          1,557          16.83          3,007              24.66
Commercial.....................       69          1.44             43           1.01              4               0.51
Consumer.......................      144          0.85            107           1.34            152               0.88
Unallocated....................    1,966            --          1,939             --            813                 --
                                  ------        ------        -------        -------    -----------    ---------------
                                  $6,659        100.00%       $ 8,182         100.00%       $ 6,529             100.00%
                                  ======        ======        =======        =======    ===========    ===============

                                                     At December 31,
                                  -------------------------------------------------------
                                         1995                           1994
                                  ----------------------         ------------------------
                                             Percent of                       Percent of
                                             Loans in                         Loans in
                                             Category to                      Category to
                                  Amount     Total Loans         Amount       Total Loans
                                  ------     -----------         ------       -----------
                                                   (Dollars in thousands)

Residential real estate........   $1,050          79.10%       $   529          88.98%
Commercial real estate.........      535           7.40            875           9.52
Construction and development...      139          12.68             --           1.01
Commercial.....................       --           0.24             --           0.34
Consumer.......................       71           0.58              7             --
Unallocated....................    3,301             --          2,060             --
                                  ------         ------        -------         ------
                                  $5,096         100.00%       $ 3,471         100.00%
                                  ======         ======        =======         ======


     Included in the above amounts are specific reserves totaling $30,000, $696,000, $108,000 and $26,000 at December 31, 1998, 1997, 1996 and 1995,
respectively, related to loans classified as loss. No specific reserves were included in the amounts shown above at December 31, 1994. There were no loans classified as a loss at any of the other dates disclosed above.

     Real Estate Acquired Through Foreclosure.   Real estate acquired through
foreclosure is initially recorded at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through independent appraisal at the time of foreclosure. At December 31, 1998, the Company held no foreclosed assets for which market prices were unavailable. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1998, the Company's largest foreclosed asset was an office building in St. Louis County, Missouri which was acquired in November 1995 resulting in a carrying value of $846,000.

Mortgage-Backed Securities

     The Company maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are tranches collateralized by federal agency securities with weighted average lives aggregating approximately 3.5 years at December 31, 1998. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. See Note 5 of Notes to Consolidated Financial Statements included under Item 8 hereof. Because the Company receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help Jefferson Heritage meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation of Jefferson Heritage -- Qualified Thrift Lender Test" and "Taxation."

     Mortgage-backed securities, however, expose the Company to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Company to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Company's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Company may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Company to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Company seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term mortgage-backed securities.

     The following table sets forth the composition of the Company's mortgage-
backed securities portfolio at the dates indicated.   All such securities were
classified as available-for-sale at such dates.


                                                               At December 31,
                                           -------------------------------------------------------
                                                 1998               1997                1996
                                                 ----               ----                ----
                                           Amount      %      Amount      %      Amount       %
                                           -------   ------   -------   ------   -------   -------
                                                          (Dollars in thousands)

  GNMA..................................   $ 4,497    13.9%   $60,641    70.9%   $31,762    33.4%
  FHLMC.................................     2,682     8.3      5,550     6.5     19,550    20.5
  FNMA..................................     9,130    28.2     11,596    13.6     14,991    15.7
  CMOs..................................    16,055    49.6      7,693     9.0     28,900    30.4
                                           -------   -----    -------   -----    -------    -----
     Total mortgage-backed securities...   $32,364   100.0%   $85,480   100.0%   $95,203   100.0%
                                           =======   =====    =======   =====    =======   =====


     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Company's mortgage-backed securities at December 31, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                 At December 31, 1998
                                --------------------------------------------------------------------------------------------
                                      One Year              One to Five             Five Through             After Ten
                                      or Less                  Years                  Ten Years                Years
                                --------------------   ---------------------    --------------------    --------------------
                                            Weighted                Weighted                Weighted                Weighted
                                Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                  Cost        Yield       Cost        Yield       Cost        Yield       Cost        Yield
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                     (Dollars in thousands)

Available for Sale:
-----------------------------
  GNMA.......................      $   --         -- %     $   10       8.14%      $   --         -- %    $ 4,532       5.50%
  FHLMC......................          --         --          829       6.53           --         --        1,828       7.37
  FNMA.......................          --         --          623       6.44           --         --        8,423       6.93
  CMOs.......................          --         --           --         --           --         --       16,247       5.85
                                ---------                  ------               ---------                 -------
   Total mortgage-backed
    securities available for
     sale....................      $   --        -- %      $1,462       6.51       $   --         --      $31,030       6.18
                                =========                  ======               =========                 =======

                                              At December 31, 1998
                                       -----------------------------------
                                                     Total
                                       -----------------------------------
                                                   Approximate   Weighted
                                       Amortized     Market       Average
                                         Cost         Value        Yield
                                       ---------   -----------   ---------
                                             (Dollars in thousands)

Available for Sale:
-----------------------------
  GNMA.......................            $ 4,542       $ 4,497       5.51%
  FHLMC......................              2,657         2,682       7.11
  FNMA.......................              9,046         9,130       6.90
  CMOs.......................             16,247        16,055       5.85
                                         -------       -------
   Total mortgage-backed
    securities available for
     sale....................            $32,492       $32,364       6.20
                                         =======       =======

Investment Activities

     Jefferson Heritage maintains a substantial portfolios of investment securities in order to provide liquidity for its operations as well as for income. Jefferson Heritage is permitted under federal and state law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. They may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds.

     Jefferson Heritage purchases investment securities pursuant to guidelines established by and under the supervision of the Investment Committee. The stated goal of the investment guidelines is to obtain the highest yield consistent with maintaining safety of principal. To this end, the guidelines give priority to the preservation of assets while maintaining flexibility through diversification of investments. The liquidity portfolio of Jefferson Heritage may consist of certain investments with maturity limits ranging up to five years, including investments in U.S. government and federal agency obligations, municipal obligations, commercial paper and corporate debt, mutual funds, federal funds, certificates of deposit and repurchase agreements. The Company's investment policy limits investments in corporate debt to securities rated investment grade with a maturity of less than three years.

     Jefferson Heritage is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage-backed securities equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term
borrowings.   Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of Jefferson Heritage for the month of December 1998 were approximately 21% and 2%, respectively.

     The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated. At December 31, 1998, 1997 and 1996, all investment securities were classified as available for sale.

                                                              At December 31,
                                                      -------------------------------
                                                        1998        1997        1996
                                                      --------    -------     -------
                                                              (In thousands)
Investment securities (at fair value):
  U.S. government and federal agency obligations...   $154,495   $129,660     $ 85,339
  Tax-exempt municipal bonds.......................        116        337          363
                                                      --------   --------     --------
      Total investment securities..................    154,611    129,997       85,702
                                                      --------   --------     --------

Other investments (at cost):
  Interest-bearing deposits........................     11,271     12,673       11,531
  Federal funds sold...............................         --      9,870        4,815
  Stock in FHLB....................................     11,881     16,741       15,769
                                                      --------   --------     --------
      Total investments                               $177,763   $169,281     $117,817
                                                      ========   ========     ========

     The following table sets forth the scheduled maturities, amortized costs, market values and average yields for the Company's investment securities portfolio at December 31, 1998. Yields on tax-exempt securities are calculated on the basis of actual interest and not on a tax-equivalent basis.



                                                                        At December 31, 1998
                                ------------------------------------------------------------------------------------------------
                                       One Year                 One to Five                 Five to               Greater than
                                        or Less                    Years                   Ten Years               Ten Years
                                ----------------------   ------------------------   --------------------   ---------------------
                                              Weighted                  Weighted                Weighted                Weighted
                                Amortized     Average    Amortized      Average    Amortized    Average    Amortized    Average
                                  Cost         Yield       Cost         Yield        Cost       Yield        Cost       Yield
                                 --------    ----------   --------     ---------   ---------   ---------   -------      ------
                                                                       (Dollars in thousands)

Investment securities:
    U.S. government and
     federal
      agency obligations.....   $128,954        6.37%    $14,990          6.49%    $10,000        5.68%   $    --          -- %
    Tax-exempt municipal
     bonds...................         80        5.21          35          5.50          --          --         --          --
                                --------                --------                  --------                -------
Total investment securities..   $129,034        6.37     $15,025          6.49     $10,000        5.68    $    --          --
                                ========                ========                  ========                =======

                                            Total
                                  ---------------------------------------
                                                Approximate      Weighted
                                  Amortized       Market         Average
                                   Cost           Value           Yield
                                 ---------      ----------     ----------
                                         (Dollars in thousands)

Investment securities:
    U.S. government and
     federal
      agency obligations.....    $153,944       $154,495          6.34%
    Tax-exempt municipal
     bonds...................         115            116          5.30
                                 --------       --------
Total investment securities..    $154,059       $154,611          6.34
                                 ========       ========

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of funds for the lending and investment activities of Jefferson Heritage and for general operational purposes. In addition to deposits, Jefferson Heritage derives funds from borrowed money, loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

     Deposits. Jefferson Heritage attracts deposits principally from within its primary market areas by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, retirement savings plans, and certificates of deposit which range in maturity from three months to eight years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by Jefferson Heritage on a periodic basis. Jefferson Heritage generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Jefferson Heritage considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals, and federal regulations. The Company does not currently have any brokered deposits.

     Jefferson Heritage competes for deposits with other institutions in its market areas by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. Substantially all of Jefferson Heritage's depositors are Missouri residents and Texas residents.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Jefferson Heritage between the dates indicated.

                                      At December 31, 1998                  At December 31, 1997            At December 31, 1996
                                -----------------------------------   ---------------------------------   ------------------------
                                                           Increase                            Increase
                                                          (Decrease)                          (Decrease)
                                               % of       From Prior                % of      From Prior                   % of
                                 Balance     Deposits      Year       Balance     Deposits      Year       Balance        Deposits
                                ----------   ---------   ---------   ----------   ---------   ---------   ---------      ---------
                                                                        (Dollars in thousands)

Passbook and statement
 savings.....................   $   44,997       4.33%   $ (3,753)   $   48,750       4.67%   $    390     $ 48,360       5.11%
NOW and noninterest-bearing..       55,625       5.36      20,944        57,174       5.47       6,136       51,038       5.39
Money market.................      138,336      13.32     (12,278)      128,121      12.26      19,165      108,956      11.50
                                ----------     ------    --------    ----------     ------    --------     --------     ------
  Total......................      238,958      23.01       4,913       234,045      22.40      25,691      208,354      22.00
                                ----------     ------    --------    ----------     ------    --------     --------     ------

Certificates of deposit:
  Fixed-rate, fixed-term.....        4,984       0.48        (236)        5,220       0.50      (3,487)       8,707       0.92
  7-31 days..................           --         --          --            --         --         (49)          49       0.01
  Three-month senior citizens          153       0.01          (6)          159       0.01         (34)         193       0.02
  3-month....................        3,082       0.30         194         2,888       0.28      (1,120)       4,008       0.42
  6-month....................       51,450       4.96        (406)       51,856       4.96      (3,828)      55,684       5.88
  9-month....................        9,954       0.96        (357)       10,311       0.99      (9,887)      20,198       2.13
  11-month...................           --         --          --            --         --          --           --         --
  1-year.....................      214,005      20.61      41,886       172,119      16.47     (43,791)     215,910      22.80
  13-month...................           --         --          --            --         --        (199)         199       0.02
  14-month...................           --         --          --            --         --         (99)          99       0.01
  15-month...................           --         --          --            --         --     (13,548)      13,548       1.43
  18-month...................      157,868      15.21     (64,394)      222,262      21.27      73,186      149,076      15.74
  21 month...................       10,102       0.97      (5,680)       15,782       1.51      15,782           --         --
  2-year.....................      102,041       9.83      27,971        74,070       7.09       6,382       67,688       7.15
  30-month...................       50,844       4.90      12,746        38,098       3.65       4,890       33,208       3.51
  3-year and over............      115,597      11.13      (7,693)      123,290      11.80      13,008      110,282      11.64
  Jumbo certificates.........       76,758       7.39     (15,059)       91,817       8.79      35,365       56,452       5.96
  Other......................        2,380       0.24        (584)        2,964       0.28        (450)       3,414       0.36
                                ----------     ------    --------    ----------     ------    --------     --------     ------

    Total certificates of
     deposit.................      799,218      76.99     (11,618)      810,836      77.60      72,121      738,715      78.00
                                ----------     ------    --------    ----------     ------    --------     --------     ------

    Total....................   $1,038,176     100.00%   $ (6,705)   $1,044,881     100.00%   $ 97,812     $947,069     100.00%
                                ==========     ======    ========    ==========     ======    ========     ========     ======

     The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and noncertificate accounts as of the dates indicated.

                                                   Year Ended December 31,
                             -------------------------------------------------------------------
                                    1998                     1997                  1996
                             ---------------------   --------------------   --------------------
                              Average     Average     Average     Average    Average    Average
                              Balance       Rate      Balance       Rate     Balance      Rate
                             ----------   --------   ----------   --------   --------   --------
                                                   (Dollars in thousands)

Passbook and statement
  savings.................   $   47,367      2.39%   $   51,417      2.49%   $ 49,246      2.48%
NOW.......................       77,904      1.94        82,175      2.35      55,350      1.76
Money market..............      108,671      4.41        96,157      4.35      88,034      4.39
Certificates of deposit...      809,340      5.61       818,438      5.63     682,640      5.61
                             ----------              ----------              --------
    Total deposits........   $1,043,282      5.06%   $1,048,187      5.10%   $875,270      5.07%
                             ==========              ==========              ========


     The following table sets forth the Company's time deposits classified by rates as of the dates indicated.

                           At December 31,
                 --------------------------------
                   1998       1997          1996
                 --------   --------      -------
                            (In thousands)

2  -  3.99%...   $  2,185   $    167   $    385
4  -  5.99%...    703,813    697,045    622,173
6  -  7.99%...     93,220    113,483    115,905
8  -  9.99%...         --        141        252
                 --------   --------   --------
                 $799,218   $810,836   $738,715
                =========   ========   ========

     The following table sets forth the amount and maturities of the Company's time deposits in specified interest rate categories at December 31, 1998.

                                 Amount Due
                -------------------------------------------
                           More Than   More Than
                One Year   1 Year to    2 Years      After
Rate            or Less     2 Years    to 3 Years   3 Years     Total
-------------   --------   ---------   ----------   -------   --------
                                    (In thousands)

2 - 2.99%....   $    133    $     --     $     --    $    --   $    133
3 - 3.99%....      2,052          --           --         --      2,052
4 - 4.99%....     90,215      23,898        3,498        586    118,197
5 - 5.99%....    390,857     153,693       29,806     11,260    585,616
6 - 6.99%....     32,213      33,979        1,507      8,346     76,045
7 - 7.99%....      3,771      12,325           --      1,079     17,175
                --------    --------     --------    -------   --------
                $519,241    $223,895     $ 34,811    $21,271   $799,218
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

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                    Certificates
                Maturity Period                      of Deposit
                ----------------                    ------------
                                                   (In thousands)

                Three months or less............        $ 12,450
                Over three through six months...          19,909
                Over six through 12 months......          34,772
                Over 12 months..................          33,283
                                                        --------
                   Total........................        $100,414
                                                        ========

     The following table sets forth the Company's deposit activities for the periods indicated.

                                                                 Year Ended December 31,
                                                          -------------------------------------
                                                             1998          1997         1996
                                                          -----------   -----------   ---------
                                                                      (In thousands)

Deposits...............................................   $1,071,243    $1,003,419    $794,822
Withdrawals............................................    1,117,196     1,046,835     815,763
                                                          ----------    ----------    --------
 Net withdrawals.......................................      (45,953)      (43,416)    (20,941)
Sale of branch deposits................................           --        (3,217)         --
Deposits purchased in acquisitions, net of
 purchase accounting adjustments.......................           --       104,876      64,740
Amortization of purchase accounting market valuation...          129           129         129
Interest credited on deposits..........................       39,119        39,440      32,963
                                                          ----------    ----------    --------
 Net increase (decrease) in deposits...................   $   (6,705)   $   97,812    $ 76,891
                                                          ==========    ==========    ========


     Borrowings. Savings deposits historically have been the primary source of funds for Jefferson Heritage's lending, investments and general operating activities. Jefferson Heritage is authorized, however, to use advances from the FHLBs to supplement its investing activities and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. The FHLBs function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Jefferson Heritage is required to own stock in the FHLBs in which it is a member and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLBs are secured by Jefferson Heritage's stock in the FHLBs and a portion of its mortgage-backed securities and mortgage loan portfolio.

     At December 31, 1998, the Company had $206.9 million in FHLB advances and lines of credit outstanding. Certain FHLB advances are subject to calls without prepayment penalties at dates earlier than the actual maturity dates. Additional borrowings of $2.6 million were outstanding on a note from a commercial bank to the Company. The proceeds from this latter borrowing were used to fund the acquisition of additional shares by the Employee Stock Ownership Plan.

     The following table sets forth certain information regarding the Company's short-term borrowings at the dates and for the periods indicated:

                                                                    Year Ended December 31,
                                                                --------------------------------
                                                                  1998        1997       1996
                                                                ---------   --------   ---------
                                                                    (Dollars in thousands)
Amounts outstanding at period end:
 FHLB advances...............................................   $199,321    $48,079    $ 66,761
 Other short-term borrowings.................................      7,595     14,791      27,490
 Commercial bank debt........................................      2,599      3,039       3,430

Weighted average rate paid at period end:
 FHLB advances...............................................       4.94%      6.01%       5.98%
 Other short-term borrowings.................................       4.88       6.25        6.11
 Commercial bank debt........................................       7.65       8.90        9.15

Maximum amount of borrowings outstanding at any month end:
 FHLB advances...............................................   $199,321    $96,650    $150,500
 Other short-term borrowings.................................      7,600     20,900      29,200
 Commercial bank debt........................................      3,039      3,430       3,779

Approximate average amounts outstanding during period:
 FHLB advances...............................................   $ 84,038    $67,749    $116,846
 Other short-term borrowings.................................      1,823      9,338      17,408
 Commercial bank debt........................................      2,799      3,210       3,575

Approximate weighted average rate paid during period (1):
 FHLB advances...............................................       5.26%      6.05%       5.89%
 Other short-term borrowings.................................       5.67       4.24        4.68
 Commercial bank debt........................................       7.68       7.77        7.63

--------------------

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.


Subsidiary Activities

     Jefferson Heritage conducts certain of its activities through "service corporation" subsidiaries. Federal associations like Jefferson Heritage generally may invest up to 2% of their assets in service corporations plus an additional 1% for community purposes. Federal associations are also authorized to make investments without limit in "operating subsidiaries" that engage solely in activities that federal associations may conduct directly. As of December 31, 1998, the net book value of Jefferson Heritage's investment in and loans to its service corporations was $134.7 million. Operations of the subsidiaries accounted for $3.7 million, or 49.2% of consolidated total income for the year ended December 31, 1998.

     Jefferson Heritage's three subsidiaries are described below.

     J.S. Services, Inc.'s activities are limited to serving as trustee for loan originations and the sale of tax deferred annuity and investment products. J.S. Services, Inc. is also a licensed insurance agency.

     Jefferson Financial Corporation is an investment subsidiary formed under the Texas Business Corporation Act on October 12, 1995 to own and manage Jefferson Heritage's investment portfolio and to engage in such general mortgage banking activities as might be permitted from time to time by applicable laws and regulations. In January 1997, the Company made a capital contribution of approximately $150 million to Jefferson Financial Corporation in the form of single-family mortgage loans.

     First Service Corporation, Inc. was originally established to develop, build and service real estate projects in the Longview, Texas area. The service corporation owns the remaining 15 lots in the Briarwood Subdivision (originally 80-90 lots) with a $0 carrying value. All lots are held for sale. The service corporation previously sold credit life insurance and receives an immaterial amount of income from commissions on these policies.

     Jefferson Heritage is required to give the FDIC and OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, OTS capital regulations require savings institutions to deduct from capital for regulatory reporting purposes the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks in determining regulatory capital compliance. The activities of the subsidiaries of Jefferson Heritage are currently permissible for national banks. See "Regulation of Jefferson Heritage -- Regulatory Capital Requirements."

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

     Management believes its primary markets currently to be the City of St. Louis, Missouri and St. Louis and St. Charles Counties, Missouri and Dallas, Denton, Collin, Rockwell, Tarrant, Wise, Gregg, Harrison, Shelby and Panola Counties, Texas. With the acquisition of L&B Financial, the Company has expanded into the northeastern Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus.

Employees

     As of December 31, 1998, the Company and its subsidiaries had 266 full-time and 45 part-time employees, none of whom was represented by a collective bargaining agreement.

Regulation of the Company

     General. The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Jefferson Heritage is subject to certain restrictions in its dealings with the Company and affiliates thereof.

The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

     Activities Restrictions. Upon consummation of the merger, the Company became a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may limit
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter the unitary holding company would be required to register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of Jefferson Heritage -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with Jefferson Heritage, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidi aries (other than Jefferson Heritage or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

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

Regulation of Jefferson Heritage

     General. Jefferson Heritage is subject to extensive examination and regulation by the OTS which acts as both their chartering authority and their primary federal banking regulator. The lending activities and other investments of Jefferson Heritage must comply with various federal regulatory requirements. The FDIC also has the authority to conduct special examinations of Jefferson Heritage because its deposits are insured by the SAIF. Jefferson Heritage must file reports with these agencies describing its activities and financial condition. Jefferson Heritage is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear else where herein.

     Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to not less than 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to 4.0% of adjusted total assets (or 3.0% if the institution is rated composite 1 under the OTS examination rating system) and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 and core capital are defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tier 1 and core capital are generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and nonmortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings association has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1998, Jefferson Heritage had $607,000 in high ratio land or nonresidential construction loans for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable), annual net operating income equal to not less than 120% of debt service (115% if rate is adjustable), and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight.

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

     The table below presents Jefferson Heritage's capital position relative to the minimum requirements under the OTS regulatory capital regulations as in effect at December 31, 1998.

                                                                            Percent of
                                                                 Amount     Assets (1)
                                                                --------   ------------
                                                                (Dollars in thousands)

      Tangible capital.......................................    $92,448          6.79%
      Tangible capital requirement...........................     20,414          1.50
                                                                 -------         -----
      Excess.................................................    $72,034          5.29%
                                                                 =======         =====

      Tier 1/core capital....................................    $92,448          6.79%
      Core capital requirement...............................     40,827          3.00
                                                                 -------         -----
      Excess.................................................    $51,621          3.79%
                                                                 =======         =====

      Total capital (i.e., core and supplementary capital)...    $98,456         11.34%
      Risk-based capital requirement.........................     69,470          8.00
                                                                 -------         -----
      Excess.................................................    $28,986          3.34%
                                                                 =======         =====

------------------------

     (1) Based upon adjusted total assets for purposes of the tangible and Tier 1/core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


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

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

     Under regulations jointly adopted by the federal banking regulators, a depository institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). A savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has: (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of Jefferson Heritage with respect to the FDICIA prompt corrective action rules, see Note 3 of Notes to Consolidated Financial Statements included under Item 8 hereof.

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

     In order to satisfy the QTL Test, a savings association must either satisfy the definition of domestic building and loan association under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less goodwill and other intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. A savings association shall be deemed a Qualified

Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings association that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1998, Jefferson Heritage was in compliance with the QTL Test.

     Transactions with Affiliates. A savings association or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such institution's capital stock and surplus, and for all such transactions with all affiliates the savings association is limited to an amount equal to 20% of such capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. In addition to the foregoing restrictions, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Jefferson Heritage is also subject to the anti-tying provisions of the Home Owners' Loan Act which prohibit a savings association from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Loans to Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders, and their related interests, must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation program that is widely available to employees and does not give preference to insiders. Loans to any executive officer, director or greater than 10% stockholder of a savings association, and their related interests, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all executive officers, directors and greater than 10% stockholders, and all their related interests, may not, in the aggregate, exceed the association's capital and surplus. Loans to directors, executive officers and greater than 10% stockholders of a savings association, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Loans to executive officers of depository institutions must be made on terms not more favorable than those afforded to other borrowers, approved by the board of directors of the institution, and are subject to reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Jefferson Heritage is also subject to certain provisions of Section 106(b) of the Bank Holding Company Act which prohibit extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Dividend Limitations. Under OTS regulations, Jefferson Heritage is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of Jefferson Heritage at the time of its conversion to stock form and the liquidation accounts assumed by Jefferson Heritage as a result of acquisitions. The liquidation accounts assumed by Jefferson Heritage did not materially affect the ability of Jefferson Heritage to pay dividends.

     Savings associations must submit notice to the OTS prior to making a capital distribution (including cash dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

     At December 31, 1998, Jefferson Heritage had an aggregate total of approximately $14 million that was available for distribution to the Company as dividends or other capital distributions without application to the OTS under the foregoing regulations.

     In addition to the foregoing, earnings of Jefferson Heritage appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by Jefferson Heritage on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     Deposit Insurance. Jefferson Heritage is required to pay assessments based on a percent of their insured deposits to the FDIC for insurance of their deposits by the SAIF. Under the FDIA, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

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

     Liquidity Requirements. Jefferson Heritage is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of Jefferson Heritage for the month of December 1998, were approximately 21% and 2%, respectively.

     Federal Home Loan Bank System. Jefferson Heritage is a member of the FHLB System, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Savings association members of a FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of their advances from the FHLB, whichever is greater. Jefferson Heritage was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1998, of $11.9 million. The FHLB of Des Moines is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each makes advances to members in accordance with policies and procedures established by the FHLB and its Board of Directors. As of December 31, 1998, Jefferson Heritage had $162.4 million in advances and other borrowings from the FHLB of Des Moines and $44.5 million in advances from the FHLB of Dallas. See "--Deposit Activity and Other Sources of Funds -- Borrowings."

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, Jefferson Heritage met its reserve requirements.

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

     Savings institutions which previously used the percentage of taxable income method for calculating additions to bad debt reserves are required to recapture post-1987 excess reserves into taxable income over a six-year period beginning in 1996. Large thrift institutions, like Jefferson Heritage, are required to recapture all post-1987 additions to their bad debt reserves. The start of recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations do not include refinancings and home equity loans. Dividends paid by a thrift institution in excess of current and accumulated earnings and profits and any distribution by a thrift institution in redemption of its stock or in partial or complete liquidation of the institution, however, are deemed to have been made from pre-1988 tax bad debt reserves and the institution is required to recapture the amount of such reserves into taxable income. Otherwise, institutions are not required to recapture pre-1988 bad debt reserves into income unless they cease to meet the Code definition of a bank.

     State Income Taxation. Missouri-based thrift institutions, such as Jefferson Heritage, are subject to a special financial institutions tax, based on adjusted federal taxable income without regard to net operating loss carryforwards, at the rate of 7% of income apportioned to Missouri. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by Jefferson Heritage and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, Jefferson Heritage is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by Jefferson Heritage and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

     Jefferson Heritage is subject to an annual Texas franchise tax equal to the greater of $2.50 per $1,000 of net taxable capital apportioned to Texas or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Net taxable earned surplus is Jefferson Heritage's federal taxable income with certain modifications.

     For additional information regarding taxation, see Note 14 of Notes to Consolidated Financial Statements included under Item 8 hereof.

Item 2.  Properties
-------------------

     Jefferson Heritage's offices consist of the main office at 14915 Manchester Road, Ballwin, Missouri, 63011 and nine offices in the St. Louis area. The main office, built in 1972, has approximately 11,800 square feet, a total investment of $3.8 million and net book value of $1.4 million at December 31, 1998. The nine offices comprise approximately 43,000 square feet, a total investment of $6.5 million and a net book value of $3.1 million at December 31, 1998.

     Jefferson Heritage's offices in Texas consist of a central office at 321 W. Oak, Denton, Texas, 76201 and 20 additional offices located in north and northeast Texas. The central office, built in 1957, has approximately 9,848 square feet, a total investment of $1.3 million and a net book value of $1.1 million at December 31, 1998. The 20 offices comprise approximately 87,000 square feet, a total investment of $6.7 million and a net book value of $4.9 million at December 31, 1998.

     The net book value of the Company's investment in premises and equipment totaled approximately $10.5 million at December 31, 1998. For a discussion of premises and equipment, see Note 8 of Notes to Consolidated Financial Statements included under Item 8 hereof.


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


Item 4.  Submission of Matters to Vote of Security-Holders.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the Nasdaq National MarketSM under the symbol "JSBA." As of March 15, 1999, there were 10,067,882 shares of Common Stock outstanding (including shares held by the Company's Employee Stock Ownership Plan) and approximately 1,400 holders of record. The Company began paying quarterly dividends during the first quarter of fiscal year 1996. The Company's ability to pay dividends is dependent on dividends received from Jefferson Heritage. For a discussion of various regulatory restrictions on the payment of dividends by Jefferson Heritage, see Item 1. Business -- Regulation of Jefferson Heritage -- Dividend
              -----------------
Limitations.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National MarketSM and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years. Historical per share data has been restated for a two-for-one stock split effected through a 100% stock dividend payable December 17, 1997.


                                                  1998                                                 1997
                                 -------------------------------------------      ------------------------------------------------
                                                                    Dividends                                            Dividends
Quarter Ended:                   High        Low         Close      Declared       High          Low          Close       Declared
-------------                    ----        ---         -----     ---------       ----          ---          -----       --------
March 31                        $ 30 1/4      $ 19 7/8    $ 30 1/4      $0.07      $ 15 1/4      $ 12 5/8     $ 14 1/4     $ 0.05
June 30                           31 7/8        29 1/8      31 1/4       0.07        15 5/16       13 7/8       15 1/8       0.05
September 30                      31 9/16       16          16 3/8       0.07        20 3/16       14 1/8       20 3/16      0.05
December 31                       16 5/16       11          13 1/8       0.07        22            19 1/4       20 1/2       0.07

Item 6.  Selected Financial Data
--------------------------------

Financial Condition Data:
                                                                            At December 31,
                                                  -------------------------------------------------------------------
                                                     1998         1997         1996         1995           1994
                                                  ----------   ----------   ----------   ----------   ---------------
                                                                 (In thousands, except per share data)

Cash and investments...........................   $  185,366   $  178,321   $  125,176   $   85,801          $ 50,207
Mortgage-backed securities.....................       32,364       85,480       95,203      232,883           209,777
Loans receivable, net..........................    1,118,490      924,920      885,405      788,085           584,990
Excess cost over fair value of
 net assets acquired...........................       22,141       23,849       19,746       14,496                --
Accrued income and other assets................       25,099       25,485       22,549       21,664            15,607
                                                  ----------   ----------   ----------   ----------          --------
  Total assets.................................   $1,383,460   $1,238,055   $1,148,079   $1,142,929          $860,581
                                                  ==========   ==========   ==========   ==========          ========

Savings deposits...............................   $1,038,177   $1,044,881   $  947,069   $  870,179          $511,936
Borrowed money.................................      209,516       65,908       97,682      174,962           261,960
Accrued expenses and other liabilities.........       11,928       11,006       13,409       17,537            13,946
                                                  ----------   ----------   ----------   ----------          --------
  Total liabilities............................    1,259,621    1,121,795    1,058,160    1,062,678           787,842
Stockholders' equity...........................      123,839      116,260       89,919       80,251            72,739
                                                  ----------   ----------   ----------   ----------          --------
  Total liabilities and stockholders' equity...   $1,383,460   $1,238,055   $1,148,079   $1,142,929          $860,581
                                                  ==========   ==========   ==========   ==========          ========

Book value per common share (1)................       $13.13       $12.52       $11.17       $10.75             $9.35
                                                  ==========   ==========   ==========   ==========          ========
-------------

(1) Book value per share computation excludes shares in the ESOP that have not been allocated or committed to be released.

Operating Data:
                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                    1998       1997       1996      1995      1994
                                                  --------   --------   --------   -------   -------
                                                        (In thousands, except per share data)
Interest and dividend income...................   $91,737    $95,306    $81,690    $73,044   $44,991
Interest expense...............................    57,581     58,144     52,158     50,298    27,470
                                                  -------    -------    -------    -------   -------
  Net interest income..........................    34,156     37,162     29,532     22,746    17,521
Provision for losses on loans..................    (1,200)     1,260        660        367       300
                                                  -------    -------    -------    -------   -------
  Net interest income after provision
   for losses on loans.........................    35,356     35,902     28,872     22,379    17,221
                                                  -------    -------    -------    -------   -------
Noninterest income:
 Gain on sales of investment securities, net...        --      1,144         --         --        --
 Gain (loss) on sales of mortgage-backed
  securities, net..............................        48       (583)    (1,296)        --       158
 Gain on sales of loans, net...................     1,858        575        374        227       265
 Real estate operations, net...................       201         71        453        765        98
 Other.........................................     2,246      2,306      1,587      1,490       904
                                                  -------    -------    -------    -------   -------
  Total noninterest income.....................     4,353      3,513      1,118      2,482     1,425
                                                  -------    -------    -------    -------   -------
Noninterest expense:
 General and administrative expense............    24,276     21,103     18,570     14,451    10,012
 SAIF special assessment.......................        --         --      5,599         --        --
 Amortization of excess cost over
  fair value of net assets acquired............     1,809      1,711      1,023        504        --
                                                  -------    -------    -------    -------   -------
  Total noninterest expense....................    26,085     22,814     25,192     14,955    10,012
                                                  -------    -------    -------    -------   -------
  Income before income taxes...................    13,624     16,601      4,798      9,906     8,634
Income tax expense.............................     6,039      6,370      1,982      3,536     3,272
                                                  -------    -------    -------    -------   -------
  Net income...................................   $ 7,585    $10,231    $ 2,816    $ 6,370   $ 5,362
                                                  =======    =======    =======    =======   =======
Earnings per share, basic......................   $  0.81      $1.13      $0.37      $0.84     $0.69
Earnings per share, diluted....................      0.78       1.08       0.35       0.80      0.66
                                                  =======    =======    =======    =======   =======
Dividends per share                               $  0.28      $0.22      $0.16    $    --   $    --
                                                  =======    =======    =======    =======   =======

Key Operating Ratios:
                                                        Year Ended December 31,
                                            -----------------------------------------------
                                             1998      1997      1996      1995      1994
                                            -------   -------   -------   -------   -------

Return on average assets.................     0.60%     0.81%     0.25%     0.61%     0.73%
Return on average equity.................     6.28      9.49      3.43      8.28      7.41
Average equity to average assets.........     9.49      8.58      7.37      7.37      9.84
Stockholders' equity to total assets
  (end of period)........................     8.95      9.39      7.83      7.02      8.45
Dividend payout ratio....................    34.57     19.47     43.24        --        --
Net interest margin......................     2.81      3.10      2.75      2.24      2.43
Interest rate spread.....................     2.47      2.80      2.45      1.89      2.01
Average interest-earning assets to
  average interest-bearing liabilities...   107.21    106.17    106.14    107.31    110.92
Noninterest expense to average assets....     2.05      1.82      2.26      1.43      1.36
Allowance for loan losses to
  net loans (end of period)..............     0.60      0.88      0.74      0.65      0.59
Nonperforming assets, net to total
  assets (end of period).................     0.56      0.79      0.53      0.59      0.33

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General

     The principal business of the Company is the origination of permanent and construction loans secured by single-family residential properties. The Company also originates loans secured by commercial real estate and, on a smaller scale, consumer loans. The Company additionally maintains substantial portfolios of investment and mortgage-backed securities. These investing activities are funded primarily by the solicitation of deposits from the general public through its branches and, to a lesser extent, by borrowings from the Federal Home Loan Banks.

     The Company's net income is dependent on its net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest paid on interest-bearing liabilities. The Company's net income is also affected by the generation of noninterest income, such as deposit account service charges, fees, and gains on the sale of loans. In addition, net income is affected by the level of loan loss provisions and operating expenses.

     The operations of the Company, and the banking industry, are significantly impacted by competition, prevailing economic conditions, and current monetary and financial policies. Lending activities are influenced by the supply and demand for housing, availability of funds, interest rate levels, and competition. Deposit flows and cost of funds are influenced by prevailing interest rates, competitive investments, certificate of deposit maturities and personal income and savings levels in the market area.

Forward Looking Statements

     When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements, including such statement with respect to Year 2000 readiness, to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Business Combinations

     During the past several years, the Company has built a franchise in the State of Texas through acquisitions. The Company initially acquired three thrift institutions with combined assets of $381 million during 1995. Upon completion of the acquisitions, the institutions were consolidated under a single federal charter and operated under the common name of First Federal Savings Bank of North Texas ("First Federal").

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

     The Company acquired L&B Financial, Inc. in Sulphur Springs, Texas ("L&B Financial") on February 28, 1997 for a combination of $15.3 million in cash and 1,095,900 shares of the Company's common stock. L&B Financial's total assets were $140.8 million, consisting primarily of loans receivable of $70.4 million and mortgage-backed and investment securities of $57.3 million; L&B Financial's total deposits were $104.9 million. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus.

     The acquisitions of Texas Heritage and L&B Financial were both accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of Texas Heritage and L&B Financial are included in the Company's results of operations from the dates of their acquisitions. The excess of cost over fair value of assets acquired was $6.3 million in the case of Texas Heritage and $5.9 million in the case of L&B Financial. Both Texas Heritage and L&B Financial were merged into First Federal upon the completion of their acquisitions.

     During 1997, the Company shifted its focus from expansion thorough acquisitions to integration of its Texas operations. On September 25, 1997, First Federal entered into a supervisory agreement with the Office of Thrift Supervision ("OTS"), its primary regulator, in which it agreed to take corrective actions with respect to certain matters primarily related to its lending and asset classification functions. First Federal also agreed to curtail loans for acquisition and development purposes without prior OTS approval and to restrict the amount of residential construction loans made to any one borrower. Following a subsequent examination, the supervisory agreement was terminated on May 18, 1998.

     Changes in Texas banking laws removed the necessity for the Company to operate two separate charters. Effective December 31, 1998, the Company merged First Federal into its principal subsidiary Jefferson Savings and Loan Association, F.A. ("Jefferson Savings"), resulting in a combined 29 branch network in two states. The merger resulted in a stronger capital base, more flexibility in the deployment of capital between Missouri and Texas, efficiency in administration and certain anticipated tax advantages. Reflecting the Company's emphasis on developing a retail banking culture, Jefferson Savings subsequently changed its name to Jefferson Heritage Bank ("Jefferson Heritage") on January 20, 1999.

Financial Condition

     The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits. During 1998, the entire banking industry continued to experience high levels of loan refinancings. As a result, principal repayments on the Company's loans outpaced the demand for the Company's adjustable-rate loan products. The Company sought to supplement loan production with loan purchases. Net loans receivable increased $193.6 million, or 20.9%, from $924.9 million at December 31, 1997 to $1,118.5 million at December 31, 1998. Loan origination activity in 1998 continued to be strong, totaling $379.0 million compared to

$377.9 million in 1997. However, principal repayments experienced a 15% increase during 1998, totaling $472.0 million compared to $409.4 million during 1997. Loan purchases totaled $406.1 million during the year ended December 31, 1998, compared to $49.5 million during 1997.

     The Company supplements asset growth with the purchase of investment and mortgage-backed securities. It chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. During 1998, the Company shifted its emphasis primarily to securities issued by agencies of the U.S. Government. Mortgage-backed securities decreased $53.1 million, or 62.1%, from $85.5 million at December 31, 1997 to $32.4 million at December 31, 1998. Investment securities, interest-bearing deposits and federal funds sold increased $13.4 million, or 8.7%, from $152.5 million at December 31, 1997 to $165.9 million at December 31, 1998.

     The Company has substantial borrowing capacity with the Federal Home Loan Bank ("FHLB") of Des Moines and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. Deposits decreased $6.7 million, or 0.6%, from $1,044.9 million at December 31, 1997 to $1,038.2 million at December 31, 1998. During fiscal year 1998, approximately $39.1 million of interest was credited to accounts.
Borrowed money increased $143.6 million, or 217.9%, from $65.9 million at December 31, 1997 to $209.5 million at December 31, 1998. The growth in borrowed money generally resulted from the funding of loan purchases in the last half of 1998.

     Stockholders' equity increased by $7.6 million, or 6.5%, during 1998 to $123.8 million at December 31, 1998. Contributing to the growth in stockholders' equity were net income of $7.6 million, the amortization of stock awards under the Company's Employee Stock Ownership Plan ("ESOP") and Management Recognition Plans ("MRPs"), and the exercise of stock options. These increases in stockholders' equity were partially offset by the payment of $2.6 million in dividends on the Company's common stock and the repurchase of 157,200 shares of common stock in the open market for $2.4 million. The Company's board of directors approved, on September 3, 1998, the repurchase of up to 300,000 shares of its common stock in the open market. Stockholders' equity as a percentage of assets decreased to 8.95% at December 31, 1998, compared to 9.39% at December 31, 1997 consistent with management's plan to better leverage stockholders' equity.

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

                                                                         Year Ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                             1998                                 1997                           1996
                                  --------------------------------    -----------------------------   -----------------------------
                                                           Average                          Average                         Average
                                    Average                Yield/     Average                Yield/   Average               Yield/
                                    Balance     Interest    Cost      Balance     Interest    Cost    Balance     Interest   Cost
                                  -----------   --------   ------   -----------   --------   ------   ------      --------   ----
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable............   $  956,637   $  75,314    7.87%    $  943,041   $ 78,665    8.34% $   805,575  $  64,911    8.06%
   Mortgage-backed securities..       51,009       3,088    6.05         97,602      5,979    6.13      176,145     10,858    6.16
   Investment securities.......      169,356      11,024    6.51        114,827      8,198    7.14       63,631      4,280    6.73
   Other interest-earning
    assets.....................       37,496       2,311    6.16         42,719      2,464    5.77       30,091      1,641    5.45
         Total interest-earning   ----------   ---------             ----------   --------          -----------  ---------
            assets.............    1,214,498      91,737    7.55      1,198,189     95,306    7.95    1,075,442     81,690    7.60
                                                ---------                           ------                       ---------
Noninterest-earning assets.....       58,013                             57,961                          38,437
                                  ----------                         ----------                     -----------
         Total assets..........   $1,272,511                         $1,256,150                     $ 1,113,879
                                  ==========                         ==========                     ===========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement
       savings,  NOW, and money
       market accounts.........   $    233,942   $ 7,443    3.18     $  229,750    $ 7,396    3.22  $   192,630  $   6,063    3.15
      Certificates of deposit..        809,340    45,427    5.61        818,437     46,058    5.63      682,640     38,303    5.61
                                  ------------   -------           ------------    -------          -----------  ---------
         Total savings deposits      1,043,282    52,870    5.07      1,048,187     53,454    5.10      875,270     44,366    5.07
   Borrowed money..............         89,545     4,711    5.26         80,422      4,690    5.83      137,986      7,792    5.65
                                    ----------   -------           ------------    -------          -----------  ---------
         Total interest-bearing
            liabilities........      1,132,827    57,581    5.08      1,128,609     58,144    5.15    1,013,256     52,158    5.15
                                                 -------                           -------                       ---------
Noninterest-bearing liabilities         18,866                           19,716                          18,507
                                    ----------                     ------------                   -------------
         Total liabilities.....      1,151,693                        1,148,325                       1,031,763
Stockholders' equity...........        120,818                          107,825                          82,116
                                    ----------                     ------------                   -------------
        Total liabilities and
          stockholders' equity.   $  1,272,511                     $  1,256,150                   $   1,113,879
                                  ============                     ============                   =============

Net interest income............                  $34,156                          $ 37,162                       $  29,532
                                                 =======                          ========                       =========
Interest rate spread...........                             2.47%                             2.80%                           2.45%
                                                            =====                             =====                           =====
Net interest margin............                             2.81%                             3.10%                           2.75%
                                                            =====                             =====                           =====
Ratio of average interest
    -earning assets to average
    interest-bearing
    liabilities.........                107.21%                          106.17%                         106.14%
                                        =======                          =======                         =======


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

                                                                        Year Ended December 31,
                                               --------------------------------------------------------------------------
                                                       1998       vs.       1997               1997       vs.       1996
                                               ------------------------------------------   -----------------------------
                                                          Increase (Decrease)                     Increase (Decrease)
                                                               Due to                                   Due to
                                               ------------------------------------------   -----------------------------
                                                     Volume            Rate       Total      Volume     Rate      Total
                                               -------------------   ---------   --------   --------   -------   --------
                                                                             (In thousands)
Interest and dividend income:
   Loans receivable ........................          $ 1,123         $(4,474)   $(3,351)   $11,427    $2,327    $13,754
   Mortgage-backed securities...............           (2,814)            (77)    (2,891)    (4,826)      (53)    (4,879)
   Investment securities....................            3,603            (777)    (2,826)     3,642       276      3,918
   Other interest-earning assets ...........             (313)            160       (153)       722       101        823
                                                      -------         -------    -------    -------    ------    -------
            Total interest and dividend
                income......................            1,599          (5,168)    (3,569)    10,965     2,651     13,616
                                                      -------         -------    -------    -------    ------    -------

Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market accounts ....              137             (90)        47      1,195       138      1,333
      Certificates of deposit ..............             (478)           (153)      (631)     7,618       137      7,755
                                                      -------         -------    -------    -------    ------    -------
            Total savings deposits .........             (341)           (243)      (584)     8,813       275      9,088
   Borrowed money ..........................              504            (483)        21     (3,343)      241     (3,102)
                                                      -------         -------    -------    -------    ------    -------
            Total interest expense..........              163            (726)      (563)     5,470       516      5,986
                                                      -------         -------    -------    -------    ------    -------
            Change in net interest income...          $ 1,436         $(4,442)   $(3,006)   $ 5,495    $2,135    $ 7,630
                                                      =======         =======    =======    =======    ======    =======


Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

     Net Income. Net income for the year ended December 31, 1998 was $7.6 million compared to $10.2 million for the year ended December 31, 1997. Return on average stockholders' equity and return on average assets were 6.28% and
 .60%, respectively, for the year ended December 31, 1998 compared to 9.49% and .81%, respectively, for the year ended December 31, 1997. Basic and diluted earnings per share for the year ended December 31, 1998 were $.81 and $.78, respectively, compared to $1.13 and $1.08, respectively for 1997.

     Net Interest Income. Net interest income decreased $3.0 million, or 8.1%, from $37.2 million for the year ended December 31, 1997, to $34.2 million for the year ended December 31, 1998. The decrease was due to a decrease in the Company's interest rate spread from 2.80% during 1997 to 2.47% during 1998 partially offset by an increase in the average balance of interest-earning assets from $1.198 billion for the year ended December 31, 1997 to $1.215 billion for the year ended December 31, 1998. The decrease in the Company's interest rate spread was primarily due to a decrease in the average yield on loans receivable. The improvement in the average balance of interest-earning assets was primarily the result of growth in the average balance of loans receivable.

     Interest and Dividend Income. Total interest and dividend income decreased from $95.3 million for the year ended December 31, 1997 to $91.7 million for the year ended December 31, 1998. The decrease resulted from the decrease in the average yield on interest-earning assets from 7.95% for the year ended December 31, 1997 to 7.55% for the year ended December 31, 1998 partially offset by a $16.3 million, or 1.4%, increase in the average volume of interest-earning assets.

     Interest income on loans receivable decreased $3.4 million, or 4.3%. The decrease in interest income from loans receivable is attributable to a decrease in the average yield on the loan portfolio from 8.34% during the year ended December 31, 1997 to 7.87% during the year ended December 31, 1998 partially offset by a $13.6 million increase in the average balance of loans receivable during the year ended December 31, 1998. Refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. The Company invests in adjustable-rate loans to limit its exposure to interest rate risk and its ongoing strategy continues to focus on rebuilding the adjustable-rate loan portfolio and on enhancing its interest rate margin through other areas of lending. In order to be competitive with fixed-rate loans in a low interest rate environment, however, adjustable rate loan products must be priced at a narrower spread over the Company's cost of funds during the first year after origination resulting in additional pressure on the Company's net interest margin.

     Interest income on mortgage-backed securities decreased $2.9 million, or 48.3%. Nearly all of the decrease was attributable to the $46.6 million decrease in the average balance of mortgage-backed securities as management shifted the proceeds from sales and repayments into loans receivable and investment securities. Interest income on investment securities increased $2.8 million, or 34.5%. The increase was due to a $54.5 million increase in the average balance outstanding partially offset by a decrease in the average yield on the investment portfolio from 7.14% during the year ended December 31, 1997 to 6.51% during the year ended December 31, 1998. The decrease in the average yield on the investment portfolio was due to a decline in market interest rates between the periods.

     Interest Expense. Total interest expense decreased $563,000, or 1.0%, from $58.1 million for the year ended December 31, 1997 to $57.6 million for the year ended December 31, 1997 due to decrease in interest expense on savings deposits which was partially offset by an increase in interest expense on borrowed money. Interest expense on savings deposits decreased $584,000 from $53.5 million for the year ended December 31, 1997 to $52.9 million for the year ended December 31, 1998. This decrease was the result of a $4.9 million decrease in the average balance of savings deposits and a decrease in the average cost of deposits from 5.10% during 1997 to 5.07% during 1998. Interest expense on borrowed money increased $22,000 for the year ended December 31, 1998 due to a $9.1 million increase in the average balance partially offset by a decrease in the average cost of borrowed money from 5.83% for the year ended December 31, 1997 to 5.26% for the year ended December 31, 1998. The bulk of the Company's new borrowings was made late in 1998 at rates lower than those on existing borrowings resulting in a decline in the average cost of borrowed money and only a small increase in the average balance.

     Provision for Losses on Loans. The Company recaptured $1.2 million of loan loss reserves during the year ended December 31, 1998 by recording a credit to the provision for losses on loans. The provision for losses on loans for the year ended December 31, 1997 totaled $1,260,000. The OTS, after a 1997 examination, had required the Company's Texas subsidiary, First Federal, to base its loan loss reserves on certain thrift industry average loss experiences that were significantly higher than the actual loss experience of First Federal. As a result of the 1998 OTS examination, the OTS removed these requirements, and the Company, like other financial institutions, can now maintain its allowance for loan losses at an amount considered adequate to provide for potential losses in its loan portfolio. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Loan charge-offs for the year ended December 31, 1998 were $332,000, or
 .03% of average loans outstanding, compared to $781,000, or .08% of average loans outstanding during the year ended December 31, 1997. The allowance for losses on loans was $6.7 million, or .60% of net loans, at December 31, 1998 compared to $8.2 million, or .88%, at December 31, 1997. Nonaccruing loans were $3.7 million, or .33 % of net loans, at December 31, 1998 compared to $5.4 million, or .58% of net loans, at December 31, 1997. The ratio of nonperforming assets to total assets decreased, largely as the result of the decrease in nonaccruing loans, from .79% at December 31, 1997 to .56% at December 31, 1998. Management believes the allowance for loan losses is adequate at December 31, 1998.

     Noninterest Income. Total noninterest income for the year ended December 31, 1998 increased $841,000, or 23.9%, to $4.4 million compared to $3.5 million for the year ended December 31, 1997. Gain on sales of loans increased $1.3 million from $575,000 for 1997 to $1.9 million for 1998 due to an increase in loan sales from $45.2 million in 1997 to $119.4 million in 1998. The increase in loan sales reflects the decline in interest rates on home mortgages which increased demand for fixed rate mortgage loans which the Company originates for resale in the secondary market. The gains on sales of loans represent origination and other fees retained by the Company in connection with the sales of long-term, fixed-rate loans to institutional investors generally on an individual loan basis. The Company generally does not hold this type of loan in its portfolio due to its interest rate characteristics. Additionally, the Company sells loans out of portfolio when loans convert from adjustable rate to fixed rate loans.

     Combined net gains on sales investment and mortgage-backed securities declined $513,000 during 1998 due to a decrease in sales activity. During 1997, the Company sold $76.4 million in available-for-sale investment securities and $97.7 million in available-for-sale mortgage-backed securities, resulting in a combined net gain of $561,000. During 1998, the Company sold no investment securities and $45.3 million in available-for-sale mortgage-backed securities, resulting in a net gain on sale of mortgage-backed securities of $48,000. Following the purchases of Texas Heritage and L&B Financial, the Company decided to restructure a large portion of its investment and mortgage-backed securities portfolios during 1997 to strengthen the interest rate risk profile of its balance sheet.

     Real estate operations increased $130,000, or 182.4%, from $71,000 for the year ended December 31, 1997 to $201,000 for the year ended December 31, 1998 primarily due to $180,000 in provisions for losses on real estate acquired through foreclosure recorded during 1997. Servicing and other loan fees increased $102,000, or 12.97%, from $790,000 for the year ended December 31, 1997 to $892,000 for the year ended December 31, 1998 primarily as the result of an increase in the average balance of loans serviced during 1998. Other noninterest income decreased $161,000, or 33.5%, from $480,000 for the year ended December 31, 1997 to $319,000 for the year ended December 31, 1998. The Company recorded a $186,000 gain on the sale of a branch during 1997. No such sales occurred during 1998.

     Noninterest Expense. Total noninterest expense increased $3.3 million, or 14.3%, from $22.8 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Compensation and employee benefits increased $1.8 million, or 15.4%, from $11.6 million for the year ended December 31, 1997 to $13.4 million for the year ended December 31, 1998. A large part of this increase was due to increased expenses associated with the Company's employee stock ownership plan ("ESOP") which increased $927,000, or 38.6%, from $2.4 million during 1997 to $3.3 million during 1998. Employee benefit expense associated with the Company's ESOP is based on the average market value of the Company's common stock, which increased approximately 39% during 1998 compared to 1997. In addition, the Company recorded a $251,000 charge to earnings during the second quarter of 1998 in connection with a change in the method of allocating benefits under the ESOP. Since the inception of the ESOP in 1993, terminated employees who were participants were only allocated ESOP shares for the year of termination if they were employed by the Company on the last day of the year. Such participants should have been allocated shares for the year of termination if they met certain hours-of-service requirements during that year. The remainder of the increase was due to normal salary increases and the hiring of additional staff to implement the Company's retail banking strategy. Compensation expense for 1997 was also reduced by the reversal of a $439,000 accrual for prior-year bonuses which the Board determined not to pay in view of declines in the market price of the Company's stock.

     Occupancy expense increased $524,000 from $2.8 million for the year ended December 31, 1997 to $3.3 million for the year ended December 31, 1998 primarily due to additional depreciation expense resulting from the purchase of additional premises and equipment and increases in rent expense and real estate taxes. Other noninterest expense increased $437,000, or 11.3%, from $3.9 million for the year ended December 31, 1997 to $4.3 million for the year ended December 31, 1998 primarily as the result of the inclusion of twelve full months of operating expense in 1998 associated with the operation of L&B Financial, which the Company purchased on February 28, 1997, expenses incurred in connection with the expansion of the loan quality control function, and management's decision to provide full-time security guards in certain offices. Legal, examination, and other professional fees increased $326,000, or 22.8%, from $1.4 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998 due to increased legal expenses associated with acquisition activities and the operation of the Company's ESOP. Federal insurance premiums increased $103,000 primarily due to the inclusion of twelve full months of expense during the year ended December 31, 1998 associated with the deposits acquired from L&B Financial.

     Income Tax Expense. The Company provides for state and federal income tax expense based upon income before income taxes. The effective tax rate for 1998 was 44.3% compared to 38.4% for 1997. The effective tax rates for 1998 and 1997 differ from the statutory tax rate of 35.0% primarily due to the nondeductability of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

     Interest income on loans receivable increased $13.8 million, or 21.2%. The increase in interest income from loans receivable was attributable to a $137.5 million increase in the average balance of loans receivable during the year ended December 31, 1997 and an increase in the average yield on the loan portfolio from 8.06% during the year ended December 31, 1996 to 8.34% during the year ended December 31, 1997. The increase in the average balance and the average yield on the loan portfolio resulted from the acquisitions of Texas Heritage and L&B Financial and continued strong loan origination activity. In addition, the average yield was impacted by the upward adjustment of the Company's adjustable-rate loan portfolio.

     Interest income on mortgage-backed securities decreased $4.9 million, or 44.9%. Nearly all of the decrease was attributable to the $78.5 million decrease in the average balance of mortgage-backed securities as management decided to reduce the size of the Company's mortgage-backed securities portfolio during 1996 and 1997 to fund loan originations, purchase investment securities, reduce borrowed money, and reduce interest rate risk.

     Interest income on investment securities increased $3.9 million, or 91.5%. Nearly all of the increase was due to a $51.2 million increase in the average balance outstanding. A portion of the proceeds from the sales of mortgage-backed securities was reinvested in shorter-term investment securities.
Interest income from other interest-earning assets (including interest earned on interest-bearing deposits in the FHLB and dividends received on the FHLB stock which Jefferson Savings and First Federal were required to hold as members of the FHLB) increased $823,000. The increase was primarily due to a $12.6 million increase in the average balance.

     Interest Expense. Total interest expense increased $6.0 million, or 11.5%, from $52.2 million for the year ended December 31, 1996 to $58.1 million for the year ended December 31, 1997 due to an increase in interest expense on savings deposits which was partially offset by a decrease in interest expense on borrowed money. Interest expense on savings deposits increased $9.1 million from $44.4 million for the year ended December 31, 1996 to $53.5 million for the year ended December 31, 1997. This increase was primarily the result of a $172.9 million increase in the average balance of savings deposits. The deposits of Texas Heritage were included in the average balance for all of 1997 and the deposits of L&B Financial were included in the average balance since the date of acquisition. The average cost of deposits remained relatively flat at 5.10% during 1997 compared to 5.07% during 1996. Interest expense on borrowed money decreased $3.1 million from $7.8 million for the year ended December 31, 1996 to $4.7 million for the year ended December 31, 1997 primarily due to a $57.6 million decrease in the average balance. Proceeds from the sales and repayment of investment and mortgage-backed securities were used to repay borrowed money.

     Provision for Losses on Loans. The provision for losses on loans for the year ended December 31, 1997 totaled $1,260,000 compared to $660,000 for the year ended December 31, 1996 reflecting the growth in the loan portfolio. Loan charge-offs for the year ended December 31, 1997 were $781,000, or .08% of average loans outstanding, compared to $78,000, or .01% of average loans outstanding, during the year ended December 31, 1996. The increase was primarily the result of $519,000 in charge-offs on land development and construction loans to two borrowers. The allowance for losses on loans was $8.2 million, or .88% of net loans, at December 31, 1997 compared to $6.5 million, or
 .74%, at December 31, 1996. Nonaccruing loans were $5.4 million, or .58 % of net loans, at December 31, 1997 compared to $1.5 million, or .17% of net loans, at December 31, 1996. The increase was the result of a $2.3 million increase in nonaccruing construction loans, which consisted of eleven loans for the construction of single-family residences in the Dallas/Fort Worth metropolitan area, a $1.2 million increase in nonaccruing commercial real estate loans, which consists of one loan secured by commercial real estate in the Dallas/Fort Worth metropolitan area and one loan secured by commercial real estate in Longview, Texas, and a $657,000 increase in nonaccruing residential real estate loans.
The ratio of nonperforming assets to total assets increased, largely as the result of the increase in nonaccruing loans, from .53% at December 31, 1996 to
 .79% at December 31, 1997. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due.

     Noninterest Income. Total noninterest income for the year ended December 31, 1997 increased $2.4 million, or 214.2%, to $3.5 million compared to $1.1 million for the year ended December 31, 1996. During 1997, the Company sold $76.4 million in available-for-sale investment securities and $97.7 million in available-for-sale mortgage-backed securities resulting in a combined net gain on sale of $561,000. Following the purchases of Texas Heritage and L&B Financial, the Company decided to restructure a large portion of its investment and mortgage-backed securities portfolios to strengthen its interest rate risk profile. In addition, a portion of the proceeds from the sales was used to repay borrowed money. During 1996, the Company sold $147.5 million in available-for-sale mortgage-backed securities at a net loss of $1.3 million. There were no sales of investment securities during 1996.

     Fees for other services to customers increased $531,000, or 105.1%, from $505,000 for the year ended December 31, 1996 to $1,036,000 for the year ended December 31, 1997 and servicing and other loan fees increased $152,000, or 23.7%, from $638,000 for the year ended December 31, 1996 to $790,000 for the year ended December 31, 1997, as the result of additional fees generated by the Texas thrifts. Gain on sales of loans increased $201,000 from $374,000 for the year ended December 31, 1996 to $575,000 for the year ended December 31, 1997 due to an increase in loan sales from $32.9 million in 1996 to $45.2 million in 1997. Gains on sales of loans represent origination and other fees retained by the Company in connection with the sales of fixed-rate loans to institutional investors generally on an individual loan basis. Noninterest income was partially reduced by lower results of real estate operations which decreased $382,000, or 84.3%, from $453,000 for the year ended December 31, 1996 to $71,000 for the year ended December 31, 1997. The 1996 amount includes $878,000 of gains from the sales of real estate, including two large commercial properties, partially offset by $225,000 in expenses associated with the holding of those properties and a provision for loss of $200,000.

     Noninterest Expense. Total noninterest expense for the year ended December 31, 1997 was $22.8 million compared to $25.2 million for the year ended December 31, 1996. During the third quarter of 1996, the Company incurred a $5.6 million pretax charge to earnings as the result of legislation passed to recapitalize the SAIF which provided for a one-time assessment to all financial institutions holding SAIF-insured deposits. Excluding this one-time charge, total noninterest expense for the comparable periods increased $3.2 million, or 16.4%.

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

     Income Tax Expense. The Company provides for state and federal income tax expense based upon income before income taxes. The effective tax rate for 1997 was 38.4% compared to 41.3% for 1996. The effective tax rate for 1998 was 44.3% compared to 38.4% for 1997. The effective tax rates for 1998 and 1997 differ from the statutory tax rate of 35.0% primarily due to the nondeductability of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

     Interest rate risk at a given point in time can be represented by an interest rate sensitivity position ("gap"). The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which mature or reprice in each of the time periods shown. The table projects principal prepayments for loans receivable using the historical prepayment rates for pools of similar loans and for mortgage-backed securities using the historical prepayment rate for each individual security. All other information is based on contractual terms to maturity or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                                   More than      More than
                                                                 Three Months     One Year
                                                 Three Months       through        Through      More than
                                                    or Less        One year      Five Years    Five Years      Total
                                                 -------------   -------------   -----------   -----------   ----------
                                                                         (Dollars in thousands)
Interest-earning assets:
    Loans receivable..........................       $343,280        $437,830     $ 289,207       $48,173    $1,118,490
    Mortgage-backed securities................          7,338           8,335         1,710        14,981        32,364
    Investment securities and other
      interest-earning assets.................         92,449          60,209        15,077        10,028       177,763
                                                     --------        --------     ---------       -------    ----------
         Total interest-earning assets........        443,067         506,374       305,994        73,182     1,328,617
                                                     --------        --------     ---------       -------    ----------
Interest-bearing liabilities:
   Savings deposits...........................        195,317         533,992       282,617        26,250     1,038,176
   Borrowed money.............................         19,360          44,129       142,270         3,757       209,516
                                                     --------        --------     ---------       -------    ----------
         Total interest-bearing liabilities...        214,677         578,121       424,887        30,007     1,247,692
                                                     --------        --------     ---------       -------    ----------
         Interest sensitivity gap.............       $228,390        $(71,747)    $(118,893)      $43,175    $   80,925
                                                     ========        ========     =========       =======    ==========
         Cumulative interest
           sensitivity gap....................       $228,390        $156,643     $  37,750       $80,925
                                                     ========        ========     =========       =======
         Ratio of cumulative gap to
           total assets.......................          16.51%          11.32%         2.73%         5.85%
                                                     ========        ========     =========       =======

     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that have the potential to mature or reprice within a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent.

     The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model based upon data submitted on the quarterly Thrift Financial Reports filed by the subsidiary thrifts. The results of the OTS model may vary from the Company's internal model due to differences in assumptions utilized, including loan prepayment rates, reinvestment rates and deposits decay rates. The following table sets forth the Company's NPV as of December 31, 1998:

                                                                                         NPV as % of
                                          Net Portfolio Value                      Portfolio Value of Assets
                                    -------------------------------                --------------------------
Change in Interest Rates                        Dollar     Percent                     NPV     Change (in
  in Basis Points (rate shock)       Amount     Change     Change                     Ratio   Basis Points)
---------------------------------   --------   ---------   -------                 --------- ----------------
                                         (Dollars in thousands)

 + 400...........................   $ 87,516   $(14,523)    (14.2)%                  6.49%         (96)
 + 300...........................     96,358     (5,681)     (5.6)                   7.09          (36)
 + 200...........................    101,549       (490)     (0.5)                   7.44           (1)
 + 100...........................    104,301      2,262       2.2                    7.61           16
 Static..........................    102,039         --        --                    7.45           --
 - 100...........................     98,570     (3,469)     (3.4)                   7.20          (25)
 - 200...........................     98,848     (3,191)     (3.1)                   7.20          (25)
 - 300...........................    100,555     (1,484)     (1.5)                   7.29          (16)
 - 400...........................    104,423      2,384       2.3                    7.53            8

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

Liquidity and Capital Resources

     The Company currently has no business other than that of Jefferson Heritage. The Company's assets consist almost entirely of its investments in and advances to its subsidiaries. Its primary funding needs are for interest payments on certain bank debt and funds for the payment of dividends to stockholders. To fund these activities, the Company is dependent on future earnings, dividends from Jefferson Heritage, or borrowings. Jefferson Heritage is subject to certain regulatory limitations with respect to the payment of dividends to the Company. At December 31, 1998, Jefferson Heritage had a total of approximately $14 million available for the payment of additional dividends to the Company under these regulations. Jefferson Heritage met all existing regulatory capital requirements at December 31, 1998.

     Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments, which include, among other investments, certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds sold, and bankers' acceptances. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratio was 18.42% at December 31, 1998. Jefferson Savings' and First Federal's liquidity ratios were 19.54% and 23.42%, respectively, at December 31, 1997.

     The Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and cash flows from operations. Borrowings consist primarily of advances and lines of credit from the Federal Home Loan Banks. While scheduled amortization of loans securities and mortgage-backed securities and maturities of investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company chooses among these different sources of funds based on comparative costs, availability, and the Company's asset/liability objectives.

     The Company's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and include interest-bearing deposits and federal funds sold. At December 31, 1998, 1997, and 1996, cash and cash equivalents totaled $18.9 million, $31.6 million, and $23.7 million respectively. The levels of these assets are dependent on the Company's operating, financing, and investing activities during any given period. These activities for the years ended December 31, 1998, 1997, and 1996 are summarized below:



                                                              Year Ended December 31,
                                                         ----------------------------------
                                                            1998        1997        1996
                                                         ----------   ---------   ---------
                                                                   (In thousands)

Operating activities:
 Net income...........................................   $   7,585    $ 10,231    $  2,816
 Adjustments to reconcile net income to net cash
  provided by operating activities....................       5,720       1,566      (1,574)
                                                         ---------    --------    --------
   Net cash provided by operating activities..........      13,305      11,797       1,242
Net cash provided by (used in) investing activities...    (158,193)     42,488      69,979
Net cash provided by (used in) financing activities...     132,179     (46,407)    (68,206)
                                                         ---------    --------    --------
   Net increase in cash and cash equivalents..........     (12,709)      7,878       3,015
Cash and cash equivalents at beginning of year........      31,583      23,705      20,690
                                                         ---------    --------    --------
   Cash and cash equivalents at end of year...........   $  18,874    $ 31,583    $ 23,705
                                                         =========    ========    ========


     The Company's operating activities continued to provide strong cash flows during 1998. Although the primary source of cash continued to be net income, a greater portion of operating cash flows were attributable to non-cash adjustments for items such as depreciation and amortization expense which increased by approximately $2.0 million from 1997 to 1998.

     The primary investing activity of the Company is the origination and/or purchase of mortgage loans. The Company also purchases investment and mortgage-backed securities to supplement loan production. As the result of increased loan purchases, investing activities were a significant user of cash during 1998 rather than being a provider of cash as they were in 1997 and 1996. During the years ended December 31, 1998, 1997, and 1996, the Company originated loans in the amounts of $379.0 million, $377.9 million, and $358.1 million, respectively. Purchases of mortgage loans totaled $406.1 million, $49.5 million, and $9.1 million, respectively, in those same periods. Purchases of investment and mortgage-backed securities totaled $185.2 million, $193.3 million, and $92.8 million, respectively, in those same periods.

     These activities were funded in part by principal payments on loans and mortgage-backed securities and maturities of investment securities totaling $640.0 million, $452.3 million, and $343.7 million during the years ended December 31, 1998, 1997, and 1996, respectively. During 1997 and 1996, the Company funded a substantial portion of its operations with cash flows from its investing activities, principally in the form of proceeds from sales and principal repayments on mortgage-backed securities. Due to the increased volume of its loan purchases, however, the Company had to fund a significant portion of its investing activities from financing activities in 1998.

     The primary financing activity of the Company is the attraction of savings deposits supplemented by borrowings from the Federal Home Loan Bank. Savings deposits decreased $6.8 million during the year ended December 31, 1998. During the years ended December 31, 1997 and 1996, savings deposits increased $97.8 million, and $76.9 million, respectively. The increase in 1997 includes deposits assumed in the acquisition of L&B Financial in the amount of $104.9 million. The increase in 1996 includes deposits assumed in the acquisition of Texas Heritage in the amount of $65 million. Borrowed money increased $143.6 million during the year ended December 31, 1998. By contrast, borrowed money decreased $31.8 million and $77.3 million during the years ended December 31, 1997 and 1996, respectively. The Company's higher level of borrowings during 1998 turned its financing activities into a provider of cash flows in 1998 rather than a user of cash as they had been in 1997 and 1996.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1998 the Company had commitments to originate loans of $36.4 million, and to purchase residential adjustable rate
mortgages of $6.3 million.   Certificates of deposit which are scheduled to
mature in one year or less at December 31, 1998 totaled $519.2 million. Management believes that a significant portion of such deposits will remain with the Company.

Year 2000 Readiness Disclosure

     The Company is subject to risks associated with the "Year 2000" issue, a term which refers to uncertainties about the ability of various date processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. The Company began working on its Year 2000 plan in 1998 and formed a Project Committee (Committee) that reports monthly to the board of Directors. The Committee has formulated a Comprehensive Year 2000 Plan (Plan) which follows guidelines outlined by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC requires all banks to develop a plan that includes five phases relating to awareness, assessment, renovation, validations and implementation. The Plan establishes a timetable and summarizes each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

     The awareness phase included a Company-wide campaign to communicate the problem and the potential ramifications to the organization. Concurrent with this phase, the committee began the assessment phase, which included the inventorying of systems that may be impacted. The business use of each inventoried item was then analyzed and prioritized in varying degrees from critical to non-critical, based upon the perceived adverse effect on the financial condition of the Company in the event of a loss or interruption in the use of each system. The renovation, validation and implementation phases consist of testing the individual systems and replacing or reconfiguring systems that are not Year 2000 compliant. The Company has completed the awareness and assessment phases of the project.

     The Company has identified its most critically important system as its on-line account processing system which the Company maintains on its own mainframe computer using third party vendor application software. The Company has extensively tested the ability of the mainframe computer to handle the Year 2000 date change under a variety of circumstances and believes that its mainframe hardware and software, as currently configured, will not be adversely affected by the Year 2000 problem. The Company has identified various other less critical internal data-processing and software systems that could potentially be affected by the Year 2000 problem. These consist primarily of desk-top personal computers and the word-processing and other software used on them. These systems have been tested and have either been found to be Year 2000 ready or replaced with systems that are Year 2000 ready. In the normal course of business, the Company continually upgrades its computer systems and software. These upgrades are tested as they are installed.

     To date, the primary expense involved in the implementation of the Company's Year 2000 Plan has been management and staff time which the Company estimates to have been approximately 2,500 hours through the end of 1998. To the extent that any modifications to third party vendor software have been required, these modifications have been made by the vendors without any direct additional cost to the Company. The costs of equipment upgrades have either not been material or involved equipment that had already reached the end of its useful life and was due for replacement in any event.

     As part of its Year 2000 Plan, the Company has been identifying and assessing the Year 2000 risks posed by third parties including customers and other entities whose operations may affect the Company's business. In this regard, the Company has been working to increase the Year 2000 awareness of its loan customers through mailings and other communications. The Company has surveyed its larger commercial loan customers as to their Year 2000 readiness and considers Year 2000 exposure in underwriting commercial loans. The majority of the Company's loan customers, however, are either individuals or small businesses which are not dependent on information technology in their day-to-day operations and are therefore not considered to pose a direct Year 2000 risk. Although the Company's loan customers may be collaterally affected by the Year 2000 problems of others (such as the failure of their employers to make timely salary payments), the Company believes that its portfolio is sufficiently diversified that such failures will not have a material impact on operations.

     In its day-to-day operations, the Company also deals with a number of other third parties whose Year 2000 readiness may affect the Company's operations. These third parties include the FNMA and FHLMC to which it sells mortgage loans, various mortgage banks from which it purchases mortgage loans, credit bureaus, the FHLBs and a variety of other third parties. Pursuant to its Year 2000 Plan, the Company has corresponded with each of these entities and received assurances as to their Year 2000 readiness. When feasible, the Company has participated in testing of all automated links to these entities. On the basis of these inquires and testing, the Company does not believe that Year 2000 issues related to these entities will have a material impact on the Company operations.

     The Plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems. Additional investigating is scheduled for first quarter 1999.

     Concurrent with the development and execution of the Plan is the evolution of the Company's year 2000 Contingent Plan (Contingency Plan). The Contingency Plan addresses a wide variety of issues including: failure of a system during Year 2000 testing, failure of electrical, telecommunications, or water systems, failure of a system during the century date change and liquidity plan. Special consideration has been given to the weekend of the century date change. The Contingency Plan is intended to be a changing document based on the ongoing results of the project and is updated on a regular basis.

     The risks associated with the Year 2000 issue can be grouped into two categories. The first is the risk that one or more of the Company's internal systems will be adversely affected by the century date change. On the basis of its testing and preparation, the Company believes that the risk of a failure in a critical system is low. Accordingly, the Company believes that its primary internal risk is a failure in a less critical environment that will not materially disrupt operations.

     The second risk category consists of external risks which are largely outside of the Company's control. The Company would be most seriously affected if Year 2000 failures of others caused basic services such as electrical power, telecommunications or government agencies to be disrupted. Although the preparation of such providers has been reviewed, there can be no assurance that Year 2000 failures of third parties will not have a material adverse impact on the Company.

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

Impact of New Accounting Standards

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS 130 which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 on January 1, 1998 and displays comprehensive income in the consolidated statements of stockholders' equity and comprehensive income.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is a disclosure requirement only and there is no effect on the Company's financial position or results of operations, see footnote 23 for segment information.

     Accounting for Derivative Instruments and Hedging Activities. The FASB issued SFAS 133 which provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. The Company has not yet determined the financial impact to its financial condition or results of operations but plans to adopt SFAS 133 on January 1, 2000.

Item 7A Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

     Reference is made to the discussion captioned "Interest Rate Risk Sensitivity" in Item 7 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Financial Statements                                     Page
---------------------------------                                     ----
Independent Auditors' Report                                           56

Consolidated Balance Sheets as of December 31, 1998 and 1997           57

Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                                  58

Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the Years Ended December 31, 1998, 1997 and 1996       59

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                                  61

Notes to Consolidated Financial Statements                             62

Supplementary Financial Data                                           88
-----------------------------

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Jefferson Savings Bancorp, Inc.
Ballwin, Missouri:

We have audited the accompanying consolidated balance sheets of Jefferson Savings Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Savings Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ KPMG LLP



St. Louis, Missouri
January 28, 1999

CONSOLIDATED BALANCE SHEETS


ASSETS


                                                                             December 31,
                                                                   -----------------------------
                                                                        1998            1997
                                                                   ------------     --------------
Cash                                                              $    7,602,268    $    9,039,932
Interest-bearing deposits                                             11,271,419        12,673,066
Federal funds sold                                                         -             9,870,000
                                                                  --------------    --------------
  Cash and cash equivalents                                           18,873,687        31,582,998
Investment securities available for sale, at fair value
  (amortized cost of $154,058,689 and $129,574,313 at
  December 31, 1998 and 1997, respectively)                          154,610,594       129,996,500
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $32,492,371 and $85,270,031 at
  December 31, 1998 and 1997, respectively)                           32,363,687        85,480,293
Loans receivable, net                                              1,118,489,946       924,919,606
Investment in real estate, net                                         2,880,759         4,255,921
Stock in Federal Home Loan Banks                                      11,881,400        16,741,500
Office properties and equipment, net                                  10,528,413        11,532,147
Excess cost over fair value of net assets acquired                    22,141,345        23,848,993
Accrued income and other assets                                       11,689,680         9,697,539
                                                                  --------------    --------------
                                                                  $1,383,459,511    $1,238,055,497
                                                                  ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                  $1,038,176,484    $1,044,881,130
Borrowed money                                                       209,515,534        65,908,257
Deferred tax liability                                                 1,467,000           471,000
Advance payments by borrowers for taxes and insurance                  2,963,938         3,550,798
Accrued expenses and other liabilities                                 7,497,854         6,984,474
                                                                  --------------    --------------
            Total liabilities                                      1,259,620,810     1,121,795,659
                                                                  --------------    --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value):  Authorized 5,000,000
    shares; none issued                                                    -                 -
  Common stock ($.01 par value):  Authorized 20,000,000
    shares; issued 10,098,373 and 10,035,998 shares at
    December 31, 1998 and 1997, respectively                             100,984           100,360
  Additional paid-in capital                                          65,404,131        62,797,493
  Retained earnings, subject to certain restrictions                  63,957,771        58,978,239
  Accumulated other comprehensive income                                 254,221           379,251
  Unamortized restricted stock awards                                    (74,243)         (120,151)
  Unearned ESOP shares                                                (4,684,142)       (5,706,665)
  Treasury stock, at cost: 73,240 shares and 21,106 shares
    at December 31, 1998 and 1997, respectively                       (1,120,021)         (168,689)
                                                                  --------------    --------------
            Total stockholders' equity                               123,838,701       116,259,838
                                                                  --------------    --------------
                                                                  $1,383,459,511    $1,238,055,497
                                                                  ==============    ==============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                     Years ended December 31,
                                                             ------------------------------------------
                                                                  1998            1997           1996
                                                              -----------     -----------     -----------
Interest and dividend income:
 Loans receivable                                             $75,313,978     $78,664,717     $64,911,063
 Mortgage-backed securities                                     3,087,812       5,978,803      10,858,270
 Investment securities                                         11,023,714       8,198,008       4,280,168
 Interest-bearing deposits and federal funds sold               1,608,885       1,345,222         583,224
 Stock in Federal Home Loan Banks                                 702,384       1,118,936       1,057,478
                                                              -----------     -----------     -----------
        Total interest and dividend income                     91,736,773      95,305,686      81,690,203
                                                              -----------     -----------     -----------
Interest expense:
 Savings deposits                                              52,869,613      53,453,991      44,365,648
 Borrowed money                                                 4,711,277       4,689,451       7,792,206
                                                              -----------     -----------     -----------
        Total interest expense                                 57,580,890      58,143,442      52,157,854
                                                              -----------     -----------     -----------
        Net interest income                                    34,155,883      37,162,244      29,532,349
Provision for losses on loans                                  (1,200,000)      1,260,000         660,000
                                                              -----------     -----------     -----------
        Net interest income after provision
           for losses on loans                                 35,355,883      35,902,244      28,872,349
                                                              -----------     -----------     -----------
Noninterest income:
 Servicing and other loan fees                                    891,611         789,675         638,200
 Fees for other services to customers                           1,036,157       1,035,822         505,107
 Gain on sales of investment securities, net                          -         1,144,210             -
 Gain (loss) on sales of mortgage-backed securities, net           48,166        (582,966)     (1,296,134)
 Gain on sales of loans, net                                    1,858,343         574,969         373,739
 Real estate operations, net                                      200,632          71,032         453,101
 Other                                                            319,374         480,393         443,950
                                                              -----------     -----------     -----------
        Total noninterest income                                4,354,283       3,513,135       1,117,963
                                                              -----------     -----------     -----------
Noninterest expense:
 General and administrative:
   Compensation and employee benefits                          13,387,855      11,602,322       9,613,987
   Occupancy                                                    3,302,208       2,777,801       2,122,183
   Advertising                                                    560,505         563,718         465,767
   Federal deposit insurance premiums                             958,837         855,817       2,147,752
   Legal, examination, and other professional fees              1,753,563       1,427,827       1,212,294
   Other                                                        4,313,248       3,876,040       3,008,409
                                                              -----------     -----------     -----------
        Total general and administrative                       24,276,216      21,103,525      18,570,392
 SAIF special assessment                                               -              -         5,598,880
 Amortization of excess cost over fair value of
   net assets acquired                                          1,809,099       1,710,843       1,022,642
                                                              -----------     -----------     -----------
        Total noninterest expense                              26,085,315      22,814,368      25,191,914
                                                              -----------     -----------     -----------
        Income before income taxes                             13,624,851      16,601,011       4,798,398
Income tax expense                                              6,039,500       6,370,000       1,982,200
                                                              -----------     -----------     -----------
        Net income                                            $ 7,585,351     $10,231,011     $ 2,816,198
                                                              ===========     ===========     ===========

Earnings per share, basic                                       $  .81          $ 1.13           $  .37
Earnings per share, diluted                                        .78            1.08              .35
                                                                  ====            ====              ====

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                Common stock          Additional
                                           --------------------        paid-in         Retained
                                            Shares       Dollars        capital        earnings
                                            ------       -------       -------         --------
Balance at December 31, 1995               8,940,098     $ 89,400    $ 43,152,576    $ 49,140,260
Comprehensive income:
 Net income                                      -            -               -         2,816,198
 Other comprehensive income, net of
   reclassification adjustment                   -            -               -
    Total comprehensive income
Dividends paid ($.16 per share)                  -            -               -        (1,197,410)
Release of ESOP shares in lieu of cash
 dividends on allocated ESOP shares              -            -             9,353             -
Stock issued in dividend reinvestment
  and stock purchase plan                        -            -            14,272             -
Amortization of restricted
 stock awards                                    -            -               -               -
Tax benefit of restricted
 stock awards vested                             -            -           265,000             -
Amortization of ESOP shares                      -            -           691,082             -
Stock issued to acquire Texas Heritage           -            -         1,593,297             -
Stock options exercised                          -            -           (50,439)            -
Tax benefit of non-incentive stock
 options exercised                               -            -            52,000             -
                                           ----------    -------       ----------      ----------
Balance at December 31, 1996                8,940,098     89,400       45,727,141      50,759,048

Comprehensive income:
 Net income                                      -            -               -        10,231,011
 Other comprehensive income, net of
   reclassification adjustment                   -            -               -               -
    Total comprehensive income
Dividends paid ($.22 per share)                  -            -               -        (2,011,820)
Release of ESOP shares in lieu of cash
 dividends on allocated ESOP shares              -            -            34,814             -
Stock issued in dividend reinvestment
 and stock purchase plan                         -            -            84,031             -
Amortization of restricted
 stock awards                                    -            -               -               -
Tax benefit of restricted
 stock awards vested                             -            -           162,000             -
Amortization of ESOP shares                      -            -         1,118,196             -
Stock issued to acquire L&B Financial       1,095,900      10,960      15,265,887             -
Shares sold to ESOP                              -            -           412,269             -
Stock options exercised                          -            -           (88,845)            -
Tax benefit of non-incentive stock
  options exercised                              -            -            82,000             -
                                           ----------    -------       ----------      ----------
Balance at December 31, 1997               10,035,998    100,360       62,797,493      58,978,239

Comprehensive income:
 Net income                                      -            -                -        7,585,351
 Other comprehensive income, net of
   reclassification adjustment                   -            -                -              -
    Total comprehensive income
Dividends paid ($.28 per share)                  -            -                -       (2,605,819)
Release of ESOP shares in lieu of cash
 dividends on allocated ESOP shares              -            -             67,413            -
Stock issued in dividend reinvestment
 and stock purchase plan                         -            -             92,724            -
Amortization of restricted
 stock awards
Tax benefit of restricted
 stock awards vested                             -            -            431,000            -
Amortization of ESOP shares                      -            -          2,024,098            -
Stock options exercised                        62,375        624          (543,597)           -
Purchase of treasury stock                       -            -                -              -
Tax benefit of non-incentive stock
 options exercised                               -            -            535,000            -
                                           ----------     --------      ----------     ----------
Balance at December 31, 1998               10,098,373     $100,984     $65,404,131    $63,957,771
                                           ==========    =========     ===========    ===========

See accompanying notes to consolidated financial statements.




    Accumulated            Unamortized                                                            Total
       other               restricted        Unearned             Treasury stock                  stock-
   comprehensive             stock             ESOP         ---------------------------           holders'
       income                awards           shares            Shares          Dollars           equity
-----------------------   -----------        --------       --------------      -------          --------
       $(666,313)         $  (616,055)     $(6,115,907)       (592,972)       $(4,733,223)     $ 80,250,738

               -                    -                -               -                  -         2,816,198

         716,572                    -                -               -                  -           716,572
                                                                                               ------------
                                                                                                  3,532,770
               -                    -                -               -                  -        (1,197,410)

               -                    -           24,505               -                  -            33,858

               -                    -                -           4,338             34,617            48,889

               -              256,578                -               -                  -           256,578

               -                    -                -               -                  -           265,000
               -                    -          745,990               -                  -         1,437,072
               -                    -                -         446,302          3,561,491         5,154,788
               -                    -                -          16,926            135,069            84,630

               -                    -                -               -                  -            52,000
     -----------          -----------      -----------      ----------        -----------      ------------
          50,259             (359,477)      (5,345,412)       (125,406)        (1,002,046)       89,918,913

               -                    -                -               -                  -        10,231,011
         328,992                    -                -               -                  -           328,992
                                                                                               ------------
                                                                                                 10,560,003

               -                    -                -               -                  -        (2,011,820)

               -                    -           41,533               -                  -            76,347

               -                    -                -          10,018             80,044           164,075

               -              239,326                -               -                  -           239,326

               -                    -                -               -                  -           162,000
               -                    -          942,859               -                  -         2,061,055
               -                    -         (672,884)              -                  -        14,603,963
               -                    -         (672,761)         64,568            515,898           255,406
               -                    -                -          29,714            237,415           148,570

               -                    -                -               -                  -            82,000
     -----------          -----------      -----------      ----------        -----------      ------------
         379,251             (120,151)      (5,706,665)        (21,106)          (168,689)      116,259,838

               -                    -                -               -                  -         7,585,351

        (125,030)                   -                -               -                  -          (125,030)
                                                                                               ------------
                                                                                                  7,460,321

               -                    -                -               -                  -        (2,605,819)
               -                    -           58,485               -                  -           125,898

               -                    -                -          11,311            142,816           235,540

               -               45,908                -               -                  -            45,908

               -                    -                -               -                  -           431,000
               -                    -          964,038               -                  -         2,988,136
               -                    -                -          93,755          1,329,858           786,885
               -                    -                -        (157,200)        (2,424,006)       (2,424,006)

               -                    -                -               -                  -           535,000
     -----------           ----------      -----------       ---------        -----------      ------------
     $   254,221           $  (74,243)     $(4,684,142)        (73,240)       $(1,120,021)     $123,838,701
     ===========           ==========      ===========       =========        ===========      ============

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                                --------------------------------------------------
                                                                      1998             1997             1996
                                                                  -------------    -------------    -------------
Cash flows from operating activities:
 Net income                                                       $   7,585,351    $  10,231,011    $   2,816,198
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     5,968,688        3,963,754        2,503,912
    Provision for losses on loans                                    (1,200,000)       1,260,000          660,000
    Provision for losses on real estate                                  -               264,000          200,000
    Net gain on sales of assets                                      (2,219,639)      (1,689,427)          (4,090)
    Loans originated for sale                                       (90,652,032)     (33,406,835)     (27,764,507)
    Sale of loans held for sale                                      92,794,776       35,356,956       27,019,117
    Deferred income taxes                                             1,080,200          150,000         (250,000)
    Stock dividend from Federal Home Loan Banks                        (183,500)        (210,600)        (151,800)
    Other, net                                                          130,789       (4,121,428)      (3,787,048)
                                                                  -------------    -------------    -------------
         Net cash provided by operating activities                   13,304,633       11,797,431        1,241,782
                                                                  -------------    -------------    -------------
Cash flows from investing activities:
 Principal payments on:
   Loans receivable                                                 471,986,332      409,382,688      290,969,097
   Mortgage-backed securities                                        22,527,254       22,327,204       22,378,652
 Proceeds from maturity of investment securities                    145,522,130       20,625,000       30,335,000
 Proceeds from sale of:
   Loans receivable                                                  26,583,763        9,875,541        5,873,494
   Mortgage-backed securities available for sale                     45,347,468       97,661,265      147,471,014
   Investment securities available for sale                              -            76,380,742           -
 Redemption of Federal Home Loan Bank stock                           8,924,400           11,200        1,572,400
 Cash invested in:
   Loans receivable originated                                     (288,380,636)    (344,460,751)    (330,381,304)
   Loans receivable purchased                                      (406,125,630)     (49,511,372)      (9,117,125)
   Mortgage-backed securities                                       (15,182,351)     (65,055,352)     (29,836,277)
   Investment securities                                           (169,970,312)    (128,242,847)     (62,997,500)
   Federal Home Loan Bank stock                                      (3,880,800)          -                -
 Proceeds from sale of real estate                                    5,272,018        4,866,075        4,947,530
 Cash paid for acquisitions                                              -           (15,266,182)      (5,147,225)
 Cash and cash equivalents from acquisitions                             -             8,296,533        5,584,393
 Sale of branch deposits, net                                            -            (2,708,045)          -
 Other, net                                                            (816,846)      (1,693,426)      (1,673,269)
                                                                  -------------    -------------    -------------
         Net cash provided by (used in) investing activities       (158,193,210)      42,488,273       69,978,880
                                                                  -------------    -------------    -------------

Cash flows from financing activities:

 Increase (decrease) in savings deposits, net                        (6,833,750)      (3,975,781)      12,021,140
 Increase (decrease) in borrowed money, net                         143,607,277      (41,773,870)     (79,041,170)
 Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                             (586,860)         112,458         (122,011)
 Dividends paid                                                      (2,605,820)      (2,011,820)      (1,197,410)
 Shares sold to ESOP                                                     -               928,167           -
 Purchase of treasury stock                                          (2,424,006)          -                -
 Stock options exercised                                                786,885          148,570           84,630
 Other, net                                                             235,540          164,076           48,889
                                                                  -------------    -------------    -------------
         Net cash provided by (used in) financing activities        132,179,266      (46,408,200)     (68,205,932)
                                                                  -------------    -------------    -------------
         Increase (decrease) in cash and cash equivalents           (12,709,311)       7,877,504        3,014,730
Cash and cash equivalents at beginning of year                       31,582,998       23,705,494       20,690,764
                                                                  -------------    -------------    -------------
Cash and cash equivalents at end of year                          $  18,873,687    $  31,582,998    $  23,705,494
                                                                  =============    =============    =============

Supplemental disclosures of cash flow information:
 Interest paid                                                    $  57,570,342    $  58,690,604    $  52,419,826
 Income taxes paid                                                    4,895,159        7,250,893        2,492,384
 Noncash investing activities:
   Stock issued for acquisitions                                         -            15,276,847        5,154,788
   Additions to real estate acquired in settlement
    of loans or through foreclosure                                   4,715,707        5,577,945        3,867,980
   Loans originated to finance the sale of real estate                1,129,600          745,950          133,726
 Noncash financing activity - interest credited                      39,119,232       39,439,947       32,963,462
                                                                  =============    =============    =============

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

  Following are the significant accounting policies which Jefferson Savings Bancorp, Inc. and subsidiaries (the "Company") follow in preparing and presenting their consolidated financial statements:

Principles of Consolidation

  The consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. and its wholly owned subsidiary, Jefferson Savings and Loan Association F.A. ("Jefferson Savings"). On December 31, 1998, the Company merged First Federal Savings Bank of North Texas ("First Federal") into Jefferson Savings. On January 20, 1999, Jefferson Savings changed its name to Jefferson Heritage Bank ("Jefferson Heritage"). Jefferson Heritage's wholly owned subsidiaries are J.S. Services, Inc., Jefferson Financial Corporation and First Service Corporation, Inc. All significant intercompany items have been eliminated.

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

Earnings Per Share

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", on December 31, 1997. SFAS 128 replaces the previously reported primary earnings per share and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is similar to fully-diluted earnings per share.

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

Loans Receivable and Related Fees

  Loans receivable held for portfolio are carried at cost. Interest is credited to income as earned; however, interest receivable is accrued only if deemed collectible. Generally, the Company's policy is to exclude from income interest delinquent over 90 days. Such interest ultimately collected is credited to income in the period received.

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

  The allowance for loan losses is increased by provisions charged to expenses and reduced by loans charged off, net of recoveries. It is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. In addition, various regulatory agencies, as an intregal part of the examination process, periodically review the Company's subsidiary bank's loan portfolio. Such agencies may require the Company's subsidiary bank to increase the allowance for loan losses based on their judgement about and interpretation of information available to them at the time of their examination.

  Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Investment in Real Estate

  Real estate acquired through foreclosure is recorded at the lower of cost or fair value. Fair value is defined as the amount in cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller less estimated costs to sell. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines.

  Gains on sales of real estate are recognized when title has passed, minimum down-payment requirements have been met, the terms of any notes received by the Company are such to satisfy continuing payment requirements, and the Company is relieved of any requirement for continued involvement in the real estate. Otherwise, recognition of gain is deferred until such criteria are met.

Stock in Federal Home Loan Banks

  The Company's subsidiary, as a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, is required to maintain an investment in capital stock of the Federal Home Loan Bank ("FHLB") in an amount equal to a specified percentage of mortgage loans, total assets or advances from the FHLB to the subsidiary. The stock is recorded at cost which represents redemption value.

Office Properties and Equipment

  Office properties and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. Estimated useful lives range from 10 to 35 years for office buildings and related components and three to eight years for furniture and equipment.

Excess Cost Over Fair Value of Net Assets Acquired

  The excess cost over fair value of net assets acquired ("goodwill") in business combinations accounted for as purchases is amortized using the straight-line method over 15 years, the estimated period to be benefited. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.

Interest Rate Cap Agreements

  Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are classified as other assets in the consolidated balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense.

Income Taxes

  The Company files a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on income and expense items that are recognized for financial reporting purposes in periods different from the period in which items are recognized for income tax purposes.

  Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Stock-based Compensation

  SFAS 123, "Accounting for Stock-based Compensation" provides an optional accounting method for stock-based compensation plans based on the fair value of equity instruments awarded. The Company has elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting and to disclose the effect of the fair value based method in accordance with SFAS 123. Stock-based compensation plans of the Company to which SFAS 123 applies are the management recognition plans and the Incentive Plan and Stock Option which are set forth in notes 15 and 16 to the consolidated financial statements, respectively.

New Accounting Standards

  SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 on January 1, 1998 and displays comprehensive income in the consolidated statements of stockholders' equity and comprehensive income.

  SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is a disclosure requirement only and there is no effect on the Company's financial position or results of operations, see footnote 23 for segment information.

  SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. The Company has not yet determined the financial impact to its financial condition or results of operations but plans to adopt SFAS 133 on January 1, 2000.


Reclassification

  Certain reclassifications of 1997 and 1996 information have been made to conform with the 1998 presentation.

(2)  Business Combinations

  Information relating to business combinations accounted for as purchases for the three-year period ended December 31, 1998 is summarized below. Under the purchase method of accounting, the results of operations of the acquired institutions are included in the Company's results of operations since the dates of their acquisitions.

                                                                                                Common
                                                                                             shares issued
                                                                                 Cash      ------------------   Goodwill  Assets
                                                            Merger date          paid       Shares    Dollars   created   acquired
                                                            -----------         ------     ---------  -------   --------  --------
                                                                                        (dollars in millions)
Texas Heritage Savings Association/Banc, Rowlett, Texas     December 30, 1996    $ 5.1      446,302   $  5.1    $  6.3    $ 71.8
L&B Financial, Inc., Sulphur Springs, Texas                 February 28, 1997     15.3    1,095,900     15.3       5.9     140.8

  The following unaudited information presents pro forma results of operations of the Company for the years ended December 31, 1997 and 1996, assuming the acquisitions had taken place on January 1, 1997 and January 1, 1996, respectively:

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
                                       =======    =======



(3)  Regulatory Matters

  The Company and its subsidiary are subject to extensive examination and regulation by the Office of Thrift Supervision ("OTS") which acts as both the chartering authority and the primary federal banking regulator. The Federal Deposit Insurance Corporation also has examination authority because the deposits of the subsidiary thrift are federally insured.

  Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. Savings association subsidiaries are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company. The subsidiary savings association is subject to regulations which require minimum capital levels in order to pay dividends without OTS approval. At December 31, 1998, the savings association subsidiary had an aggregate total of approximately $14 million that was available for distribution to the Company without prior approval of the OTS.

  The capital regulations of the OTS, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of December 31, 1998, Jefferson Savings met all OTS capital requirements.

  Jefferson Savings is also subject to the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. Jefferson Savings was considered well capitalized at December 31, 1998 and 1997.

  Following are the actual and required capital amounts and ratios as of December 31, 1998:

                                                                                     Prompt Corrective
                                                                                     Action Provisions -
                                    Actual               Requirements                Well capitalized
                                    ------               ------------                 ----------------
                              Amount       Ratio       Amount       Ratio          Amount         Ratio
                            -----------   -------   ------------   -------        ------------   --------
Tangible capital:(1)        $92,447,569    6.79%     $20,413,648    1.50%                  NA

Core capital:(1)             92,447,569    6.79%      40,827,296    3.00%         $68,045,493      5.00%

Risk-based capital:(2)       98,456,162   11.34%      69,469,828    8.00%          86,837,285     10.00%

Tier I capital:(2)           92,447,569   10.65%              NA                   52,102,371      6.00%


  Following are the actual and required capital amounts and ratios as of December 31, 1997:


                                                                                                          Prompt Corrective
                                                                                                          Action Provisions -
                                                       Actual                   Requirements              Well capitalized
                                                      --------                  ------------              ----------------
                                              Amount            Ratio     Amount         Ratio            Amount        Ratio
                                            -----------        ------    ----------      ------         ----------     -------
        Tangible capital:(1)
                     Jefferson Savings     $51,915,396          7.80%    $9,989,414       1.50%                  NA
                     First Federal          38,138,562          6.95%     8,230,669       1.50%                  NA

        Core capital:(1)
                     Jefferson Savings      51,915,396          7.80%    19,978,828       3.00%         $33,298,047     5.00%
                     First Federal          38,138,562          6.95%    16,461,339       3.00%          27,435,564     5.00%

        Risk-based capital:(2)
                    Jefferson Savings       53,808,774          14.43%   29,826,727       8.00%          37,283,409    10.00%
                    First Federal           42,375,705          12.21%   27,754,354       8.00%          34,692,943    10.00%

        Tier I capital:(2)
                    Jefferson Savings       51,915,396          13.92%           NA                      22,370,046     6.00%
                    First Federal           38,138,562          10.99%           NA                      20,815,766     6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets

  On September 25, 1997, First Federal entered into a supervisory agreement with the OTS in connection with an examination of First Federal. First Federal agreed to take corrective actions with respect to certain matters primarily related to its lending and asset classification functions. First Federal also agreed to curtail loans for acquisition and development purposes without prior OTS approval and to restrict the amount of residential construction loans it may make to any one borrower. Following a subsequent examination, the supervisory agreement was terminated on May 18, 1998.

(4)  Investment Securities

  The amortized cost and fair value of debt securities classified as available for sale are summarized as follows:

                                                         December 31, 1998
                                       ------------------------------------------------------
                                                        Gross       Gross
                                                       unreal-     unreal-
                                        Amortized       ized         ized           Fair
                                           cost         gains       losses          value
                                       ------------   ---------   ----------    -------------
     United States government and
       agency obligations              $153,943,373    $651,414    $(100,000)    $154,494,787
     Tax-exempt municipal bond              115,316         491        -              115,807
                                       ------------   ---------    ---------     ------------
                                       $154,058,689    $651,905    $(100,000)    $154,610,594
                                       ============   =========   ==========     ============

                                                        December 31, 1997
                                        -----------------------------------------------------
                                                        Gross       Gross
                                                       unreal-     unreal-
                                        Amortized       ized         ized           Fair
                                           cost         gains       losses          value
                                       ------------   ---------   ----------    -------------
     United States government and
       agency obligations              $129,237,790    $459,571    $ (38,352)    $129,659,009
     Tax-exempt municipal bond              336,523         968         -             337,491
                                       ------------   ---------    ---------     ------------
                                       $129,574,313    $460,539    $ (38,352)    $129,996,500
                                       ============   =========   ==========     ============


  Gross realized gains, gross realized losses, and gross proceeds on sales of investment securities available for sale were $1,183,565, $39,355 and $76,380,742 in 1997, respectively. There were no sales during 1998 or 1996.

  The amortized cost and fair value of investment securities, by contractual maturity, are summarized as follows:


                                  December 31, 1998
                                  -----------------

                               Amortized        Fair
                                cost           value
                             ------------   -------------
      Within one year        $129,034,239    $129,446,539
      One to five years        15,024,450      15,264,055
      Five to 10 years         10,000,000       9,900,000
                             ------------    ------------
                             $154,058,689    $154,610,594
                             ============    ============

Weighted average interest rate          6.34%
                                        ====

(5)  Mortgage-Backed Securities

  The amortized cost and fair value of mortgage-backed securities, classified as available for sale, are summarized as follows:

                                                 December 31, 1998
                                    --------------------------------------------------
                                                  Gross         Gross
                                    Amortized   unrealized    unrealized      Fair
                                      cost         gains       losses         value
                                  -----------   ---------    ----------   -------------
     GNMA                         $ 4,542,453    $    174    $ (46,119)    $ 4,496,508
     FHLMC                          2,657,470      31,541       (6,867)      2,682,144
     FNMA                           9,045,479      86,583       (1,909)      9,130,153
     Collateralized mortgage
       obligations                 16,246,969       2,770     (194,857)     16,054,882
                                  -----------    --------    ---------     -----------
                                  $32,492,371    $121,068    $(249,752)    $32,363,687
                                  ===========    ========    =========     ===========
                                                 December 31, 1997
                                   ------------------------------------------------
                                                   Gross        Gross
                                    Amortized    unrealized  unrealized     Fair
                                      cost         gains       losses       value
                                  -----------    --------    ---------   ------------
     GNMA                         $60,547,930    $ 93,050    $     (1)    $60,640,979
     FHLMC                          5,510,025      47,420      (7,125)      5,550,320
     FNMA                          11,470,379     160,126     (34,817)     11,595,688
     Collateralized mortgage
       obligations                  7,741,697          92     (48,483)      7,693,306
                                  -----------    --------    --------     -----------
                                  $85,270,031    $300,688    $(90,426)    $85,480,293
                                  ===========    ========    ========     ===========




  Gross realized gains, gross realized losses, and gross proceeds on sales of mortgage-backed securities available for sale are summarized as follows:


                                               1998           1997           1996
                                            -----------    -----------    -----------
     Gross realized gains                   $    48,166    $   367,348     $  1,318,142
     Gross realized losses                       -            (950,314)      (2,614,276)
                                            -----------    -----------     ------------
              Net realized gain (loss)      $    48,166    $  (582,966)    $ (1,296,134)
                                            ===========    ===========     ============
     Gross proceeds                         $45,347,468    $97,661,265     $147,471,014
                                            ===========    ===========     ============


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


                                    December 31, 1998
                             ----------------------------
                             Amortized        Fair
                               cost           value
                             -----------   ------------
    Within one year          $      -       $      -
    One to five years          1,462,048      1,474,644
    Five to ten years               -              -
    After ten years           31,030,323     30,889,043
                             -----------   ------------
                             $32,492,371    $32,363,687
                             ===========   ============

   Weighted average interest rate      6.20%
                                       ====

(6)  Loans Receivable, Net

  Loans receivable are summarized as follows:

                                                                  December 31,
                                                        --------------------------------
                                                             1998             1997
                                                        --------------     ------------
      Loans secured by real estate:
        Residential:
          Conventional                                  $  834,296,425     $645,541,593
          Home equity                                       54,856,853       54,156,400
          FHA insured/VA guaranteed                          1,517,227        2,073,344
          Held for sale                                      5,867,489        2,192,868
          Construction and development                     208,207,220      163,389,597
        Commercial                                          72,601,740       80,758,341
                                                        --------------     ------------
                Total loans secured by real estate       1,177,346,954      948,112,143
     Other loans:
        Commercial secured by first mortgage loans          17,330,488        9,775,000
        Automobile loans                                     2,021,033        3,133,757
        Loans secured by savings deposits                    4,776,491        5,531,514
        Education loans                                         78,000          191,459
        Other                                                3,441,179        4,179,450
                                                        --------------     ------------
                                                         1,204,994,145      970,923,323
     Add (deduct):
        Loans in process                                   (83,586,484)     (38,125,984)
        Unearned discounts, net                               (494,458)      (1,112,417)
        Deferred loan costs, net                             4,236,037        1,416,952
        Allowance for loan losses                           (6,659,294)      (8,182,268)
                                                        --------------     ------------
                                                        $1,118,489,946     $924,919,606
                                                        ==============     ============

     Weighted average interest rate at end of year           7.64%             8.20%
                                                             ====               ====



  Loans serviced for others at December 31, 1998, 1997, and 1996 totaled approximately $105.2 million, $85.8 million, and $58.0 million, respectively.

  A summary of impaired loans, which includes nonaccrual loans, follows:


                                                             December 31,
                                                      ---------------------------
                                                          1998        1997
                                                       ----------   -----------
     Nonaccrual loans                                  $3,709,029    $5,406,498
     Impaired loans continuing to accrue interest       2,486,631     3,266,667
                                                       ----------    ----------
     Total impaired loans                              $6,195,660    $8,673,165
                                                       ==========    ==========
     Impaired loans with related allowance
        for loan losses                                $   61,728    $2,914,345
     Allowance for losses on impaired loans                30,335       695,785
     Impaired loans with no related allowance
        for loan losses                                 6,133,932     5,758,820
     Average balance of impaired loans
        during the year                                 6,116,066     6,181,553
                                                       ==========    ==========


  Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest was $615,000 and $412,000, respectively, for the year ended December 31, 1998. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest was $797,000 and $570,000, respectively, for the year ended December 31, 1997. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest was $137,000 and $61,000, respectively, for the year ended December 31, 1996.

  Activity in the allowance for loan losses is summarized as follows:

                                                    1998         1997            1996
                                               -----------    -----------    -----------
     Balance at beginning of year              $ 8,182,268     $6,528,601     $5,095,856
     Allowance from purchase acquisitions             -         1,155,764        850,893
     Provision charged to expense               (1,200,000)     1,260,000        660,000
     Recoveries                                      8,552         18,810           -
     Charge-offs                                  (331,526)      (780,907)       (78,148)
                                               -----------     ----------     ----------
     Balance at end of year                    $ 6,659,294     $8,182,268     $6,528,601
                                               ===========     ==========     ==========

  Loans to executive officers and directors are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and, in the opinion of management, do not involve more than the normal risk of collectibility. These loans totaled $703,996 and $1,739,544 at December 31, 1998 and 1997, respectively.



  Activity in loans to executive officers and directors is summarized as follows:



     Balance at December 31, 1997               $ 1,739,544
     New loans or advances                          645,364
     Repayments                                  (1,289,549)
     Change in director and officer status         (391,364)
                                                -----------
     Balance at December 31, 1998               $   703,995
                                                ===========


(7)  Investment in Real Estate, Net


  Investment in real estate is summarized as follows:


                                                         December 31,
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------
     Real estate acquired through foreclosure      $3,240,795    $4,790,756
     Less allowance for losses                        360,036       534,835
                                                   ----------    ----------
                                                   $2,880,759    $4,255,921
                                                   ==========    ==========

  Activity in the allowance for losses is summarized as follows:



                                           Real
                                          estate          Real
                                         acquired        estate
                                            for         acquired
                                        development      through
                                          and sale     foreclosure    Total
                                        ----------     ----------    -----------
     Balance at December 31, 1995       $ 1,100,196     $ 272,314    $ 1,372,510
     Provision                                 -          200,000        200,000
     Charge-offs                         (1,100,196)      (59,904)    (1,160,100)
     Acquisition of Texas Heritage             -           21,439         21,439
                                        -----------     ---------    -----------
     Balance at December 31, 1996              -          433,849        433,849
     Provision                                 -          264,000        264,000
     Charge-offs                               -         (263,014)      (263,014)
     Acquisition of L&B Financial              -          100,000        100,000
                                        -----------     ---------    -----------
     Balance at December 31, 1997              -          534,835        534,835
     Charge-offs                               -         (174,799)      (174,799)
                                        -----------     ---------    -----------
     Balance at December 31, 1998       $      -        $ 360,036    $   360,036
                                        ===========     =========    ===========


  The results of real estate operations are summarized as follows:


                                                1998         1997        1996
                                              --------    ---------    ---------
     Gain from sales of real estate, net      $256,135    $ 475,829    $ 878,315
     Provision for losses on real estate          -        (264,000)    (200,000)
     Operating income (expense), net           (55,503)    (140,797)    (225,214)
                                              --------    ---------    ---------
                                              $200,632    $  71,032    $ 453,101
                                              ========    =========    =========


(8)  Office Properties and Equipment

  Office properties and equipment are summarized as follows:


                                                                December 31,
                                                         ---------------------------
                                                            1998           1997
                                                         ----------    -------------
     Land                                                $ 2,469,283     $ 2,650,533
     Office buildings                                      6,913,701       6,938,754
     Leasehold improvements                                1,029,320       1,025,680
     Furniture and equipment                               7,836,173       7,651,301
                                                         -----------     -----------
                                                          18,248,477      18,266,268
     Less accumulated depreciation and amortization        7,720,064       6,734,121
                                                         -----------     -----------
                                                         $10,528,413     $11,532,147
                                                         ===========     ===========


  Depreciation and amortization expense totaled $1,633,814, $1,305,362, and $866,889 for the years ended December 31, 1998, 1997, and 1996, respectively.

  The Company leases certain of its facilities and equipment under noncancelable operating leases. These leases expire at various dates and contain options for renewal. The future minimum rental obligations under the terms of the leases are summarized as follows:



             Year ending December 31:
                  1999                            $299,863
                  2000                             189,794
                  2001                             150,228
                  2002                              66,336
                  2003                              66,336
               Thereafter                           16,584
                                                  --------
                                                  $789,141
                                                  ========

  Net rent expense for 1998, 1997, and 1996 is summarized as follows:

                                    1998         1997          1996
                                 ---------    ----------    ---------
               Rent expense      $ 443,877     $ 402,540    $ 374,237
               Rent income        (190,807)     (229,069)    (103,938)
                                 ---------     ---------    ---------
                                 $ 253,070     $ 173,471    $ 270,299
                                 =========     =========    =========


(9)  Accrued Income and Other Assets


  Accrued income and other assets are summarized as follows:


                                      December 31,
                                -------------------------
                                   1998         1997
                                -----------    ----------
Accrued interest:
  Loans receivable              $ 6,731,103    $5,871,685
  Mortgage-backed securities        180,841       422,209
  Investment securities           1,946,294     1,808,476
                                -----------    ----------
                                  8,858,238     8,102,370
Accounts receivable                 236,682       321,748
Other                             2,594,760     1,273,421
                                -----------    ----------
                                $11,689,680    $9,697,539
                                ===========    ==========

(10)  Savings Deposits



  Savings deposits are summarized as follows:



                                                                             December 31,
                                                    ---------------------------------------------------------------
                                                               1998                            1997
                                                    -----------------------------   -------------------------------
                                                                       Weighted                          Weighted
                                                                       average                            average
                                                                        interest                          interest
                                                        Amount          rate           Amount              rate
                                                   ---------------   ---------     ---------------       ---------
Noninterest bearing                                 $    9,090,104           -  %   $   10,164,832          - %
NOW                                                     46,535,345          1.63        47,009,006       2.34
Money market                                           138,335,707          4.07       128,121,415       4.26
Passbook and statement savings                          44,997,033          2.27        48,750,251       2.48
                                                    --------------                  --------------
                                                       238,958,189          3.10       234,045,504       3.32

Certificates of deposit less than $100,000             698,804,094                     711,694,970
Certificates of deposit greater than $100,000          100,414,201                      99,140,656
                                                    --------------                     -----------
 Total certificates of deposit                         799,218,295          5.57       810,835,626       5.74
                                                    --------------                  --------------
  Total savings deposits                            $1,038,176,484          5.00%   $1,044,881,130       5.20%
                                                    ==============          ====    ==============       ====

  Investment and mortgage-backed securities totaling $7.6 million were pledged against certain deposits over $100,000 at December 31, 1998.

  Certificates of deposit, by rate, are summarized as follows:

                                     December 31,
                             ------------------------------
                                   1998            1997
                             -------------     ------------
              2.00-2.99%      $    132,635    $    166,824
              3.00-3.99%         2,052,052            -
              4.00-4.99%       118,197,321      47,836,606
              5.00-5.99%       585,615,997     649,208,453
              6.00-6.99%        76,044,931      94,406,592
              7.00-7.99%        17,175,359      19,075,867
              8.00-8.99%              -            141,284
                              ------------    ------------
                              $799,218,295    $810,835,626
                              ============    ============


  The scheduled maturities of the certificates of deposit are summarized as follows:



                                         December 31, 1998
                                     -------------------------
                                                     Percent
                                      Amount         of total
                                    -----------    -----------
              Within one year       $519,240,785      65.0%
              Second year            223,895,168      28.0
              Third year              34,811,221       4.3
              Fourth year             12,422,795       1.6
              Fifth year               7,543,143        .9
              Thereafter               1,305,183        .2
                                    ------------     -----
                                    $799,218,295     100.0%
                                    ============     =====

  Interest expense on savings deposits by type is summarized as follows:

                                              1998         1997            1996
                                         ------------    ----------     ------------
      NOW                                 $ 1,514,817    $ 1,928,299    $   974,885
      Money market                          4,763,820      4,186,233      3,877,708
      Passbook and statement savings        1,131,782      1,281,232      1,209,597
      Certificates of deposit              45,459,194     46,058,227     38,303,458
                                          -----------    -----------    -----------
                                          $52,869,613    $53,453,991    $44,365,648
                                          ===========    ===========    ===========


(11)  Borrowed Money


  Borrowed money is summarized as follows:


                                                          December 31,
                                        -------------------------------------------------
                                                    1998                      1997
                                        -----------------------      --------------------
                                                       Weighted                  Weighted
                                                       average                   average
                                                       interest                  interest
                                          Amount         rate        Amount        rate
                                       -------------   --------    -----------   --------
Lines of credit with Federal Home

 Loan Banks                             $  7,595,313      4.88 %   $14,790,625       6.25%
                                        ------------               -----------
Advances from Federal Home Loan
 Banks due:
  1998                                             -          -     23,290,533       6.14
  1999                                    34,232,582       5.51     19,447,595       5.94
  2000                                     5,000,000       5.05      5,000,000       5.66
  2001                                    30,000,000       4.56              -          -
  2003                                    30,000,000       4.79              -          -
  2008                                    90,000,000       4.81              -          -
  2013                                     9,752,333       5.76              -          -
  2015                                       336,182       6.92        340,475       6.92
                                        ------------               -----------
                                         199,321,097       4.95     48,078,603       6.01
Commercial bank debt due in 1999           2,599,124       7.65      3,039,029       8.90
                                        ------------               -----------
                                        $209,515,534       4.98%   $65,908,257       6.20%
                                        ============      =====    ===========   ========


  At December 31, 1998, the total unused lines of credit with the Federal Home Loan Bank totaled $17.4 million. The terms of the agreements call for interest rates that vary daily. These borrowings averaged $1.8 million, $9.3 million, and $17.4 million during the years ended December 31, 1998, 1997, and 1996, respectively. The maximum amount outstanding at any month-end during 1998, 1997, and 1996 was $7.6 million, $20.9 million, and $29.2 million, respectively.

  Advances from FHLBs averaged $84.0 million, $67.7 million, and $116.8 million during 1998, 1997, and 1996, respectively. The maximum amount outstanding at any month-end was $199.3 million, $96.7 million, and $150.5 million during the
years ended December 31, 1998, 1997, and 1996, respectively.   Certain FHLB
advances are subject to calls without prepayment penalties by the FHLB at dates earlier than the actual maturity dates shown in the above table.

  At December 31, 1998, borrowings from the FHLBs were collateralized by all stock in the FHLBs and blanket liens on first mortgage loans.

  The commercial bank debt is collateralized by Jefferson Savings stock. The debt matures on May 31, 2001 and requires annual principal payments of $314,923 and quarterly interest payments.

  Interest expense on borrowed money, by type, is summarized as follows:



                                                  1998        1997            1996
                                              ----------    ----------     ----------
     Lines of credit with the FHLBs           $   51,210    $  372,472      $  813,911
     Advances from FHLBs                       4,420,046     4,076,773       6,878,467
     Interest on federal funds purchased          25,204          -             11,083
     Interest rate cap agreements, net              -           (9,005)       (183,947)
     Interest on commercial bank debt            214,817       249,211         272,692
                                              ----------    ----------      ----------
                                              $4,711,277    $4,689,451      $7,792,206
                                              ==========    ==========      ==========


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

(13) Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities are summarized as follows:


                                                            December 31,
                                                      ------------------------
                                                            1998          1997
                                                      ----------    ----------
Accrued interest payable:
  Savings deposits                                    $  283,436    $  372,901
  Borrowed money                                         216,245       116,232
                                                      ----------    ----------
                                                         499,681       489,133
Accounts payable for check fundings, net               3,606,102     3,142,253
Income taxes payable                                        -          320,547
Accrued compensation and benefits expense              1,334,225     1,009,925
Accounts payable                                         460,791       691,269
Unremitted payments on loans serviced for others         596,556       289,758
Deferred gain from sales of real estate                  160,024          -
Other                                                    840,475     1,041,589
                                                      ----------    ----------
                                                      $7,497,854    $6,984,474
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

  The special bad debt deduction accorded thrift institutions is covered under
Section 593 of the Internal Revenue Code ("IRC"). On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was signed into law. This Act included the repeal of Section 593 effective for tax years beginning after December 31, 1995. As a result, thrift institutions are no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 ("base year reserve"). The recapture will generally be taken into income ratably over six tax years. The Company met a residential loan requirement for tax years beginning in 1996 and 1997 and recapture of the reserve was deferred until the tax year beginning in 1998. During the year 1998, the Company recaptured $597,000 of tax bad debt reserve. At December 31, 1998, the Company had bad debts deducted for tax purposes in excess of the base year reserve of approximately $3.5 million. The Company has recognized a deferred income tax liability on this amount.

  Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 1998, retained earnings included approximately $19.5 million of base year reserves for which no deferred federal income tax liability has been recognized.

  Income tax expense is summarized as follows:

                                    1998         1997           1996
                                 ----------   -----------   ------------
Current expense:
 Federal                         $4,948,300    $6,214,000    $2,070,355
 State                               11,000         6,000       161,845
Deferred - federal and state      1,080,200       150,000      (250,000)
                                 ----------    ----------    ----------
                                 $6,039,500    $6,370,000    $1,982,200
                                 ==========    ==========    ==========


  The reasons for the difference between expected income tax expense, computed at the statutory federal income tax rate, and actual income tax expense are summarized as follows:

                                              1998                   1997                   1996
                                     --------------------   ---------------------   ------------------

                                      Amount      Percent     Amount     Percent      Amount     Percent
                                    -----------   -------   ----------    ------    ---------    ------
Computed "expected"
   income tax expense                $4,768,698     35.0%   $5,810,354      35.0%   $1,631,455   34.0%
Items affecting federal
   income tax rate:
    Goodwill amortization               633,185      4.6       598,795       3.6       347,698    7.2
    Other, net                          637,617      4.7       (39,149)      (.2)        3,047     .1
                                     ----------     ----    ----------    ------    ----------   ----
                                     $6,039,500     44.3%   $6,370,000      38.4%   $1,982,200   41.3%
                                     ==========     ====    ==========    ======    ==========   ====


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                         December 31,
                                                               ----------------------------
                                                                  1998            1997
                                                               ------------    -------------
Deferred tax assets:
 Book provision for loan loss in excess of tax                  $ 2,437,000    $ 2,853,000
 Deferred gain from sale of real estate                              82,000         22,000
 Deferred compensation and stock bonus awards                       527,000        532,000
 Purchase accounting adjustments                                    279,000        399,000
 Other                                                               98,000         42,000
                                                                -----------    -----------
  Total gross deferred tax assets                                 3,423,000      3,848,000
                                                                -----------    -----------
Deferred tax liabilities:
 Deferred loan costs, net                                        (1,591,000)      (540,000)
 Office properties and equipment, principally due to
  differences in depreciation                                      (460,000)      (397,000)
 FHLB stock dividends, principally due to deferral of
  income for tax reporting                                         (874,000)      (882,000)
 Installment sales of real estate acquired for development
  and sale                                                         (455,000)      (602,000)
 Tax bad debt deductions in excess of base year amount           (1,315,000)    (1,534,000)
 Unrealized gain on securities available for sale                  (169,000)      (253,200)
 Other                                                              (26,000)      (110,800)
                                                                -----------    -----------
  Total gross deferred tax liabilities                           (4,890,000)    (4,319,000)
                                                                -----------    -----------
  Net deferred tax liability                                    $(1,467,000)   $  (471,000)
                                                                ===========    ===========


(15)  Benefit Plans


  The Company sponsors a thrift savings plan qualifying under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees with one year of service. Participants may designate up to 10% of their annual compensation as their contribution to the plan. Under the plan, contributions by employees of up to 3% of their annual compensation are partially matched by the Company. Matching contributions by the Company totaled approximately $172,000, $155,000, and $129,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

  The cost of shares held by the ESOP is recorded in the consolidated financial statements through a charge to a contra equity account for the unearned shares. The contra equity account is reduced as shares are committed to be released to the participants. The Company recognizes compensation expense equal to the fair value of ESOP shares committed to be released. Compensation expense associated with the ESOP was $2,988,136, $2,061,055, and $1,437,072 for the years ended December 31, 1998, 1997, and 1996, respectively.

  The ESOP shares as of December 31, 1998 were as follows:



             Allocated shares                        555,297
             Unearned shares                         591,474
                                                 -----------
                Total ESOP shares                  1,146,771
                                                 ===========
             Fair value of unearned shares
              at December 31, 1998               $15,051,369
                                                 ===========


  The Company has management recognition plans ("MRPs") to reward and retain personnel of experience and ability in key positions of responsibility. The MRPs hold 343,848 shares of the Company's common stock which were contributed by the Company. 329,000 of such shares have been granted in the form of restricted stock to eligible employees and are paid to such employees under vesting schedules ranging from three to five years. The unearned shares held by the MRPs are recorded in the consolidated financial statements as a charge to a contra equity account. The contra equity account is amortized to expense over the period of vesting. As of December 31, 1998, all shares awarded were fully vested. The related expense was $45,908, $239,326, and $256,578 for the years ended December 31, 1998, 1997, and 1996, respectively. No MRP shares were awarded during the years ended December 31, 1998, 1997, or 1996.

  The Company has a retirement plan for its non-employee directors who retire from the Company's Board of Directors at or after age 70 in accordance with its bylaws. Such a director will receive, on each of the three anniversary dates of his retirement, an amount equal to 50% of the directors' fees which he received from the Company during the calendar year preceding his retirement. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered directors. The related expense was approximately $39,400 for each of the years ended December 31, 1998, 1997, and 1996.

  During 1993, the Company entered into a supplemental retirement agreement with the Company's Chief Executive Officer. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered executive. The related expense was approximately $300,900, $300,900, and $150,900 for the years ended December 31, 1998, 1997, and 1996, respectively.

(16)  Stock Option Plan

  The Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan") provides for the granting, to directors and key employees of the Company and its subsidiaries, of options to purchase up to 859,624 shares of common stock of the Company over a period of 10 years at a price not less than the market value of the shares at the date the options were granted. The Plan provides for the granting of options which either qualify or do not qualify as Incentive Stock Options as defined by Section 422 of the Internal Revenue Code of 1986, as amended. As of December 31, 1998, there were 152,764 options available for grant. A summary of stock options outstanding at December 31, 1998 follows:



              Year               Options        Options         Remaining         Exercise
              granted          outstanding     exercisable     contractual life     price
              -------          -----------     -----------     ----------------  ------------
               1993               481,231        481,231        4.27 years         $ 5.00
               1995                   772            463        6.13 years           8.18
               1996                 1,235            309        7.13 years          12.87
               1997                 2,000            400        8.38 years          14.50
                                  -------        -------
            Total                 485,238        482,403
                                  =======        =======
            Weighted average                                    4.30 years           5.06

  Changes in options outstanding were as follows:


                                                        Weighted
                                           Number of    average
                                             shares      price
                                           ---------    ---------
          Balance at December 31, 1995       684,372    $ 5.00
          Granted                              1,544     12.87
          Exercised                          (16,926)     5.00
          Forfeited                             -           -
                                           ---------
          Balance at December 31, 1996       668,990      5.02
          Granted                              4,000     14.50
          Exercised                          (29,714)     5.00
          Forfeited                             (308)     5.00
                                           ---------
          Balance at December 31, 1997       642,968      5.08
          Granted                               -           -
          Exercised                         (156,130)     5.04
          Forfeited                           (1,600)    14.50
                                            --------
          Balance at December 31, 1998       485,238      5.06
                                            ========    ======


  No amounts have been charged to expense in connection with this plan. Disclosure of the fair value based method of accounting for stock options granted during the years ended December 31, 1998, 1997, and 1996 as required by SFAS No. 123 is not presented due to the immaterial effects of stock options granted.

  The following table reconciles the numerators and denominators for basic and diluted earnings per share:


                                                                        1998           1997          1996
                                                                    ------------   ------------   -----------
     Numerator:
         Net income (basic and diluted earnings per share)            $7,585,351    $10,231,011    $2,816,198
                                                                      ==========    ===========    ==========
     Denominator:
         Average shares outstanding (basic earnings per share)         9,364,960      9,034,922     7,541,314
         Effect of dilutive stock options                                404,347        445,226       407,600
                                                                      ----------    -----------    ----------
             Average shares outstanding after assumed
                 conversions (diluted earnings per share)              9,769,307      9,480,148     7,948,914
                                                                      ==========    ===========    ==========


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

(19) Commitments and Contingencies

  As of December 31, 1998, the Company had outstanding commitments to originate adjustable and fixed rate mortgage loans and home equity loans totaling approximately $21.1 million, $13.0 million, and $2.3 million, respectively; to purchase adjustable rate mortgage loans totaling approximately $6.3 million; and to sell fixed rate mortgage loans totaling approximately $11.7 million. In addition, the Company had unused home equity lines of credit totaling $54.9 million. Commitments to originate loans are extended for periods up to 120 days. Commitments outstanding at December 31, 1998 to originate fixed rate mortgage loans were issued at rates ranging from 6.25% to 10.50%. Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The amount of credit risk in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the loan when originated. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

  The Company is involved in various litigation in the ordinary course of business. In the opinion of management and the Company's counsel, at the present time, disposition of the suits and claims will not have a material effect on the Company's financial position.

(20)  Liquidation Account

  On April 8, 1993, the Association converted from a mutual savings association to a capital stock savings association. At the time of conversion, the Association established a liquidation account in an amount equal to the regulatory capital of the Association as of September 30, 1992 (the date of the most recent balance sheet included in the offering circular related to the Conversion). The liquidation account is maintained for the benefit of any person with a deposit account of $50 or more in the Association on March 31, 1992 ("Eligible Depositor") who continues to maintain his/her deposits in the Association after that date. In the event of a complete liquidation of the Association, each Eligible Depositor will be entitled to an interest in the liquidation account in the proportionate amount of the then current adjusted balance of deposits held before any liquidation distribution may be made with respect to the stockholders. The balance attributable to the liquidation account is decreased by a proportionate amount as each account holder closes an account or reduces the balance in such account as of any subsequent fiscal year-end. The liquidation account at December 31, 1998 was approximately $11.2 million. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Company, except that the Company may not declare or pay a cash dividend on, or repurchase any of its capital stock, if the effect of such dividend or repurchase would be to cause the Association's retained earnings to be reduced below the aggregate amount then required for the liquidation account.


(21) Fair Values of Financial Instruments


  The estimated fair values of the Company's financial instruments are as follows:


                                                                December 31,
                                              ----------------------------------------------------
                                                      1998                    1997
                                               ----------------------   --------------------------
                                                       Estimated                   Estimated
                                               Carrying        fair       Carrying        fair
                                                 value        value         value         value
                                              -----------   ----------   -----------   -----------
                                                                  (In thousands)
Financial assets:
 Cash and cash equivalents                    $    18,874   $   18,874    $   31,583    $   31,583
 Investment securities                            154,611      154,611       129,997       129,997
 Mortgage-backed securities                        32,364       32,364        85,480        85,480
 Loans receivable                               1,118,490    1,132,792       924,920       944,341
 Stock in Federal Home Loan Banks                  11,881       11,881        16,742        16,742
 Accrued interest receivable                        8,858        8,858         8,102         8,102
                                               ----------   ----------    ----------    ----------
                                               $1,345,078   $1,359,380    $1,196,824    $1,216,245
                                               ==========   ==========    ==========    ==========

Financial liabilities:
 Savings deposits:
   Passbook and statement savings,
   NOW, and money market accounts              $  238,958    $  238,958    $  234,046    $  234,046
   Certificates of deposit                        799,218       799,280       810,835       813,808
 Borrowed money                                   209,516       209,309        65,908        67,823
 Accrued interest payable                             500           500           489           489
                                               ----------    ----------    ----------    ----------
                                               $1,248,192    $1,248,047    $1,111,278    $1,116,166
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

(22) Parent Company Financial Information

  The following are condensed balance sheets as of December 31, 1998 and 1997 and condensed statements of income and cash flows for the years ended December 31, 1998, 1997, and 1996 for Jefferson Savings Bancorp, Inc. (parent company only):

                                                                  (In thousands)
                Condensed Balance Sheets                          1998        1997
                ------------------------                        -------    ---------
     Assets:
         Investment in subsidiaries                             $114,963    $114,399
         Advances to subsidiaries                                 11,731       5,080
         Other assets                                                 64         159
                                                                --------    --------
                                                                $126,758    $119,638
                                                                ========    ========
     Liabilities and stockholders' equity:
         Commercial bank debt                                   $  2,599    $  3,039
         Other liabilities                                           320         339
         Stockholders' equity                                    123,839     116,260
                                                                --------    --------
                                                                $126,758    $119,638
                                                                 ========    ========
                                                              (in thousands)

               Condensed Statements of Income           1998        1997       1996
               ------------------------------          ------     -------      ------
Interest income                                        $  651     $   743      $  812
Interest expense                                          215         249         273
Dividends from subsidiaries                             8,000          -           -
Gain on real estate operations                             -           -          319
Other noninterest income                                   71          -           -
                                                       ------     -------      ------
                                                        8,507         494         858
Operating expenses                                        717         553         761
                                                       ------     -------      ------
       Income (loss) before income taxes and equity
          in undistributed earnings of subsidiaries     7,790         (59)         97
Income tax expense (benefit)                              (72)        (19)        129
                                                       ------     -------      ------
       Income (loss) before equity in undistributed
          earnings of subsidiaries                      7,862         (40)        (32)
Equity in undistributed earnings of subsidiaries         (277)     10,271       2,848
                                                       ------     -------      ------
        Net income                                     $7,585     $10,231      $2,816
                                                       ======     =======      ======

                                                               (In thousands)

         Condensed Statements of Cash Flows             1998         1997             1996
         ----------------------------------          ---------   -------------     ----------
Operating activities:
 Net income                                            $ 7,585        $ 10,231        $ 2,816
 Net income of subsidiaries                             (7,723)        (10,271)        (2,848)
 Dividends from subsidiaries                             8,000            -              -
 Other, net                                              3,236           1,889          1,551
                                                       -------        --------        -------
     Net cash provided by operating activities          11,098           1,849          1,519
                                                       -------        --------        -------
Investing activities:
 Advances to subsidiaries                               (6,651)           (687)        (1,343)
 Proceeds from sale of real estate                        -               -             1,237
 Cash paid for acquisitions                               -               -                -
                                                       -------        --------        -------
      Net cash used in investing activities             (6,651)           (687)          (106)
                                                       -------        --------        -------
Financing activities:
 Dividends paid                                         (2,606)         (2,012)        (1,197)
 Principal payments on commercial bank debt               (440)           (391)          (349)
 Purchase of ESOP shares                                  -               -              -
 Shares sold to ESOP                                      -                928           -
 Proceeds from stock options exercised                     787             149             84
 Repurchase of treasury stock                           (2,424)           -              -
 Proceeds from dividend reinvestment and
  stock purchase plan                                      236             164             49
                                                       -------         -------        -------
     Net cash provided by (used in)
       financing activities                             (4,447)         (1,162)        (1,413)
                                                       -------         -------        -------
     Net change in cash and cash equivalents              -               -              -
Cash and cash equivalents at beginning of year            -               -              -
                                                       -------         -------        -------
Cash and cash equivalents at end of year               $  -            $  -           $  -
                                                       =======         =======        =======
Supplemental disclosures of cash flow information:
   Stock issued for acquisitions                       $  -            $15,277          5,155
   Capital contribution to subsidiary                     -             14,604          5,155
                                                       =======         =======        =======


(23)  Segment Information

  As previously discussed in Note 1, the Company combined its two subsidiary banks into one charter effective December 31, 1998. Prior to that combination, management used loan and deposit balances, net income and related growth rates and financial ratios to measure performance of each subsidiary bank. The following table shows the financial information of the Company's reportable divisions (formerly subsidiary banks) for 1998, 1997 and 1996:

                                  Year Ended December 31, 1998
                                  ----------------------------
                                       Missouri          Texas           Other           Consolidated
                                     -----------      -----------    ------------         ------------
Results of Operations:
 Net interest income                 $15,852,829      $17,803,532    $    499,522           34,155,883
 Provision for loan losses               700,000       (1,900,000)           --             (1,200,000)
 Noninterest income                    3,088,590        1,319,211         (53,518)           4,354,283
 Noninterest expense                  11,587,052       13,842,899         655,364           26,085,315
 Income taxes                          2,598,500        3,513,000         (72,000)         $ 6,039,500
                                     -----------      -----------    ------------          -----------
 Net income                          $ 4,055,867      $ 3,666,844    $   (137,360)         $ 7,585,351
                                     ===========      ===========    ============          ===========

Balances at December 31, 1998:
 Loans                            $  659,981,683   $  458,508,263    $      --         $ 1,118,489,946
 Assets                              805,598,777      594,665,141     (16,804,407)       1,383,459,511
 Deposits                            558,943,936      479,232,548           --           1,038,176,484




                                  Year Ended December 31, 1997
                                  ----------------------------
                                        Missouri          Texas          Other          Consolidated
                                     -----------      -----------    ------------         ------------
Results of Operations:
 Net interest income              $   16,426,905   $   20,104,746     $   630,593      $    37,162,244
 Provision for loan losses               420,000          840,000           --               1,260,000
 Noninterest income                    2,075,091        1,635,609        (197,565)           3,513,135
 Noninterest expense                   9,204,359       13,117,722         492,287           22,814,368
 Income taxes                          2,886,000        3,503,000         (19,000)           6,370,000
                                     -----------     ------------       ---------           -----------
 Net income                       $    5,991,637   $    4,279,633     $   (40,259)     $    10,231,011
                                     ===========     ============       =========          ===========

Balances at December 31, 1997:
 Loans                            $  519,962,382   $  405,148,200     $  (190,976)     $   924,919,606
 Assets                              666,107,800      573,159,288      (1,211,591)       1,238,055,497
 Deposits                            560,140,131      484,740,999           --           1,044,881,130


                                  Year Ended December 31, 1996
                                  ----------------------------
                                  Missouri         Texas          Other      Consolidated
                                -------------   ------------   -----------   ------------
Results of Operations:
 Net interest income            $ 15,343,638    $ 13,487,446     $701,265    $   29,532,349
 Provision for loan losses        (2,240,000)      2,900,000           --           660,000
 Noninterest income                   91,487         929,814       96,662         1,117,963
 Noninterest expense              14,606,070       9,884,715      701,129        25,191,914
 Income taxes                      1,028,600         824,900      128,700         1,982,200
                                ------------    ------------     --------    --------------
 Net income                     $  2,040,455    $    807,645     $(31,902)   $    2,816,198
                                ============    ============     ========    ==============

Balances at December 31, 1996:
 Loans                          $515,605,756    $369,799,306     $     --    $  885,405,062
 Assets                          685,249,226     462,578,877      250,972     1,148,079,075
 Deposits                        555,243,588     391,825,084           --       947,068,672



(24)  Comprehensive Income

  On January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 1998, 1997 and 1996, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for 1998, 1997 and 1996 is summarized as follows:

                                                                              1998           1997           1996
                                                                           -----------    ----------     -----------
   Net income                                                               $7,585,351    10,231,011       2,816,198

  Other comprehensive income (loss):
     Realized and unrealized holding gain (loss)
        arising during the period, net of tax                                  (96,130)      665,738         (61,108)
  Less: reclassification adjustment for realized
      gain (loss) included in net income, net of tax                            28,900       336,746        (777,680)
                                                                           -----------    ----------      ----------
  Total other comprehensive income (loss)                                     (125,030)      328,992         716,572
                                                                           -----------    ----------      ----------
  Total comprehensive income                                                $7,460,321    10,560,003       3,532,770
                                                                           ===========    ==========      ==========

Supplementary Data
------------------

Quarterly Financial Data

1998                                                     1st Qtr.     2nd Qtr.      3rd Qtr.      4th Qtr.
                                                        ----------   ----------    ----------    ----------
                                                                (In thousands, except per share data)
Interest and dividend income.........................      $22,781      $22,465       $22,628       $23,862
Interest expense.....................................       14,036       14,155        14,403        14,986
                                                           -------      -------       -------       -------
   Net interest income...............................        8,745        8,310         8,225         8,876
Provision for losses on loans........................           --       (1,200)           --            --
                                                           -------      -------       -------       -------
    Net interest income after
     provision for losses on loans...................        8,745        9,510         8,225         8,876
                                                           -------      -------       -------       -------
Noninterest income:
 Gains on sales of  investment securities, net.......           --           48            --            --
 Gain on sales of loans, net.........................          629          452           342           436
 Real estate operations, net.........................           35          129            (6)           42
 Other...............................................          649          497           534           567
                                                           -------      -------       -------       -------
    Total noninterest income.........................        1,313        1,126           870         1,045
                                                           -------      -------       -------       -------
Noninterest expense:
 General and administrative..........................        5,817        6,653         5,863         5,942
 Amortization of excess cost over
  fair value of net assets acquired..................          451          453           453           453
                                                           -------      -------       -------       -------
    Total noninterest expense........................        6,268        7,106         6,316         6,395
                                                           -------      -------       -------       -------
    Income before income taxes.......................        3,790        3,530         2,779         3,526
Income tax expense...................................        1,594        1,710         1,237         1,499
                                                           -------      -------       -------       -------
    Net income.......................................      $ 2,196      $ 1,820       $ 1,542       $ 2,027
                                                           =======      =======       =======       =======
Earnings per share, basic............................        $0.24        $0.19         $0.16         $0.22
Earnings per share, diluted..........................         0.22         0.18          0.16          0.21
                                                           =======      =======       =======       =======

1997                                                     1st Qtr.     2nd Qtr.      3rd Qtr.      4th Qtr.
                                                        ----------   ----------    ----------    ----------
                                                                (In thousands, except per share data)
Interest and dividend income.........................      $22,712      $25,042       $24,388       $23,164
Interest expense.....................................       13,790       14,945        14,956        14,453
                                                           -------      -------       -------       -------
   Net interest income...............................        8,922       10,097         9,432         8,711
Provision for losses on loans........................          306          606           246           102
                                                           -------      -------       -------       -------
    Net interest income after
     provision for losses on loans...................        8,616        9,491         9,186         8,609
                                                           -------      -------       -------       -------
Noninterest income:
 Gains on sales of  investment securities, net.......           --           --            --           203
 Gain (loss) on sale of mortgage-backed securities...           --           --          (937)          354
 Gain on sales of loans, net.........................           58           81           215           221
 Real estate operations, net.........................           44           89           (21)          (41)
 Other...............................................          581          605           606           514
                                                           -------      -------       -------       -------
    Total noninterest income.........................          683          775           804         1,251
                                                           -------      -------       -------       -------
Noninterest expense:
 General and administrative..........................        4,702        5,493         5,698         5,210
 Amortization of excess cost over
  fair value of net assets acquired..................          354          450           453           454
                                                           -------      -------       -------       -------
    Total noninterest expense........................        5,056        5,943         6,151         5,664
                                                           -------      -------       -------       -------
    Income before income taxes.......................        4,243        4,323         3,839         4,196
Income tax expense...................................        1,622        1,652         1,480         1,616
                                                           -------      -------       -------       -------
    Net income.......................................      $ 2,621      $ 2,671       $ 2,359       $ 2,580
                                                           =======      =======       =======       =======
Earnings per share, basic............................        $0.31        $0.29         $0.25         $0.28
Earnings per share, diluted..........................         0.30         0.28          0.24          0.26
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


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

        No.         Description
        --          -----------

        3.1          Certificate of Incorporation                        *
        3.2          Bylaws                                              **
        4.1          Specimen Stock Certificate                          ***
        4.2          Rights Agreement, dated August 17, 1994,
                     between Jefferson Savings Bancorp, Inc.
                     and Boatmen's Trust Company                         ****
        10.1+        Jefferson Savings Bancorp, Inc. 1993 Stock
                     Option and Incentive Plan                           *
        10.2+        Jefferson Savings Bancorp, Inc. Management
                     Recognition Plan "A"                                *
        10.3+        Jefferson Savings Bancorp, Inc. Management
                     Recognition Plan "B"                                *
        10.4+        Jefferson Savings Bancorp, Inc. Management
                     Recognition Plan "C"                                *
        10.5+        Jefferson Savings Bancorp, Inc. Management
                     Recognition Plan "D"                                *
        10.6+        Jefferson Savings Bancorp, Inc. Directors'
                     Retirement Plan                                     *****
        10.7+        Employment Agreement between Jefferson
                     Savings Bancorp, Inc., Jefferson Savings
                     and Loan Association and David V. McCay             *
        10.8+        Supplemental Retirement Agreement between
                     Jefferson Savings and Loan Association and
                     David V. McCay                                      *
        10.9+        Form of Director's Deferred Compensation
                     Agreement                                           *
        10.10+       Jefferson Savings and Loan Association
                     Bonus Plan                                          *
        10.11        [Reserved]
        10.12+       Sixth Amendment to Employment Agreement, dated
                     May 20, 1998, between Jefferson Savings Bancorp,
                     Inc., Jefferson Savings and Loan Association and
                     David V. McCay.                                     ******
        10.13+       First Amendment to Jefferson Savings and Loan
                     Association Supplemental Retirement Agreement,
                     dated May 20, 1998, by and between Jefferson
                     Savings and Loan Association and David V. McCay.    ******
        10.14+       Amendment No. 2 to Jefferson Savings Bancorp, Inc.
                     1993 Stock Option and Incentive Plan, dated
                     May 20, 1998.                                       ******
        10.15+       Trust Agreement for Jefferson Savings and Loan
                     Association Supplemental Retirement Agreement,
                     dated May 20, 1998, by and between Jefferson
                     Savings and Loan Association and Mercantile Bank,
                     N.A.                                                ******
        21           Subsidiaries of the Registrant


        No.         Description
        --          -----------
        23           Consent of KPMG LLP
        27           Financial Data Schedule (EDGAR only)

-------------------
(+) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
* Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324)
** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1995
*** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466)
**** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994.
***** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993
       (File No. 33-56324)
****** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


     (b)  Reports on Form 8-K.  The Registrant did not file any Current Reports
          -------------------
on Form 8-K during the last quarter of the fiscal year ending December 31, 1998.

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

                                     JEFFERSON SAVINGS BANCORP, INC.

March 29, 1999                       By: /s/ David V. McCay
                                        --------------------------------------
                                        David V. McCay
                                        Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ David V. McCay                                March 29, 1999
   ------------------------------------
   David V. McCay
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)


By: /s/ Joseph L. Williams                            March 29, 1999
   ------------------------------------
   President and Chief Operating Officer

By: /s/ Paul J. Milano                                March 29, 1999
   ------------------------------------
   Paul J. Milano
   Senior Vice President, Treasurer, Chief
   Financial Officer and Senior Accounting Officer
   (Principal Financial and Accounting Officer)

By: /s/ Frank C. Bick                                 March 29, 1999
   ------------------------------------
   Frank C. Bick
   Director

By: /s/ William W. Canfield                           March 29, 1999
   -------------------------------------
   William W. Canfield
   Director

By: /s/ Lloyd D. Doerflinger, Jr.                     March 29, 1999
   -------------------------------------
   Lloyd D. Doerflinger, Jr.
   Director

By: /s/ Forrest W. Miller, Jr.                        March 29, 1999
   -------------------------------------
   Forrest W. Miller, Jr.
   Director

By: /s/ Edward G. Throop                              March 29, 1999
   -------------------------------------
   Edward G. Throop
   Director