Form 10-K/A
period 1998-12-31
JEFFERSON SAVINGS BANCORP INC
filed 1999-04-30
CIK 895470

===============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                         FORM 10-K/A

                FOR ANNUAL AND TRANSITION REPORTS
            PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                          OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

                  Commission File No. 0-21466

                 JEFFERSON SAVINGS BANCORP, INC.
                 -------------------------------
   (Exact name of registrant as specified in its charter)

          DELAWARE                              43-1625841
--------------------------                     -------------
     (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)            Identification No.)

14915 MANCHESTER ROAD, BALLWIN, MISSOURI            63011
----------------------------------------------------------------
   (Address of principal executive offices)       (Zip Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X       No
                            ____    ____

Indicate by check mark if disclosure of delinquent filers pur-suant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's know-ledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

As of March 15, 1999, the aggregate market value of the regis-trant's voting stock held by non-affiliates was approximately $82 million based on the closing sales price of $13.25 per share of the registrant's Common Stock on such date as quoted on the Nasdaq National MarketSM . For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15,
1999:    10,067,882

================================================================

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     DIRECTORS. The following table sets forth, for each current director, his name, age as of December 31, 1998, the year he first became a director of the Company's principal subsidiary, Jefferson Heritage Bank (the "Bank") and the expiration of his current term as a director of the Company. Each of the Company's current directors (other than Mr. Miller who was first elected a director in 1995) were initially appointed as directors in 1992 in connection with the incor-poration and organization of the Company. Each director of the Company also is a member of the Board of Directors of the Bank. There are no arrangements or understandings between the Company and any director pursuant to which such person has been selected as a director for director of the Company, and no director or executive officer is related to any other director or executive officer by blood, marriage or adoption.



                                        YEAR FIRST
                                         ELECTED AS           CURRENT
                                        DIRECTOR OF            TERM
NAME                      AGE             THE BANK           TO EXPIRE
----                      ---           ------------         ----------

Frank C. Bick             72               1960                 1999
William W. Canfield       60               1987                 2000
Lloyd D. Doerflinger      63               1958                 1999
Edward G. Throop          49               1985                 2000
David V. McCay            56               1989                 2001
Forrest W. Miller, Jr.    55               1995                 2001


    Presented below is certain biographical information concern-ing the Company's current directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

    FRANK C. BICK - Mr. Bick is the Chairman of Bick Broad-asting Company, which owns and operates three ratio stations in the Hannibal, Missouri area and three ratio stations in Sedalia, Missouri. He is the retired publisher of the St. Louis Suburban Newspapers. He is a retired member of the St. Louis County Board of Police Commissioners and has been active in Regional Justice Information Systems.

    WILLIAM W. CANFIELD - Mr. Canfield is the President of TALX
Corporation, St. Louis, Missouri, which is engaged in developing and marketing interactive voice response systems.

    LLOYD D. DOERFLINGER - Mr. Doerflinger currently is retired.
From 1988 until 1989, he was the acting President and Chief
Executive Officer of the Bank. He currently is active in charitable and religious organizations in St. Louis and Florida.

    EDWARD G. THROOP - Mr. Throop is President of C4 Corpora-ion, a real estate development firm headquartered in Chesterfield, Missouri. He is a member of the Chesterfield
Chamber of Commerce and the St. Louis Counts.

    DAVID V. MCCAY - Mr. McCay is Chairman of the Board and Chief Executive Officer of the Company and has been Chief Executive Officer of the Bank since 1989. Prior to joining the Bank, from 1973 to 1989, Mr. McCay was employed by the Boatmen's National Bank of St. Louis, leaving as President - South Region and head of the Indirect Lending/Leasing Division. Mr. McCay has served in various capacities with numerous civic and charitable organizations, including the South County Y.M.C.A., the American Cancer Society and the United Way.
                             2

    FORREST W. MILLER, JR. - Mr. Miller and his wife are the owners of Royale Orleans Banquet Center. He is a past State President of the Missouri Restaurant Association and is a former President and Chairman of the Board of the St. Louis Chapter of the Missouri Restaurant Association. He is currently active in many civic and charitable organizations.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    The following sets forth information including their ages as of December 31, 1998 with respect to executive officers of the Company who do not serve on the Board of Directors. Executive officers are appointed annually by the Board of Directors.

    JOE L. WILLIAMS, 48, became President and Chief Operating Officer effective January, 1999 and was elected to the Bank's board of directors on the same date. Prior to that time, Mr. Williams had served as President of the Company's Texas subsidiary, First Federal Savings Bank of North Texas ("First Federal"), since 1997. Mr. Williams served as President of Texas Heritage Savings Association/Banc from 1984 to 1996 when it was merged into First Federal and served as Senior Vice President of First Garland Savings, Garland, Texas from 1974 to 1984.

    JAMES M. ALLISON, 46, was elected Senior Vice President and Senior Operations Officer of the Company in November 1998. Mr. Allison has over twenty years of retail banking, mortgage, operations and information systems experience with a large, Missouri-based bank holding company.

    PAUL J. MILANO, 42, has served as Senior Vice President, Treasurer, Chief Financial Officer and Senior Accounting Officer of the Company since 1992. He joined the Bank as Chief Accounting Officer in 1990 and has served as Senior Vice President and Senior Accounting Officer of the Bank since January 1992. Prior to joining the Bank, he served for nine years with KPMG LLP, leaving in 1990 as Manager. He is a member of the American Institute of Certified Public Accountants, the Missouri Society of Certified Public Accountants and the Financial Managers Society.

    JOHN P. DEVES, 34, has served as Senior Vice President/Retail Banking Division of the Company since 1994. Mr. Deves was hired by the Bank in 1991 to assist in the divestiture of real estate investments and real estate acquired through foreclosure. He was elected Senior Vice President of the Bank in 1995. Mr.
Deves is responsible for the Retail Banking Division which net-works the origination of real estate related loans, markets for sale of deposit account products and promotes the sale of investment services.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Pursuant to regulations promulgated under the Exchange Act, the Company's officers and directors and all persons who own more than 10% of the Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations that no annual report of changes in beneficial ownership were required, the Company believes that during fiscal year 1998 and prior fiscal years all Reporting Persons have complied with these reporting requirements, except for Messrs. Bick, Deves and Doerflinger who each filed one late Form 4, Mr. Milano who filed two late Form 4s, Messrs. Honerkamp, and Schlecht who each filed three late Form 4s, Mr. Throop who filed four late Form 4s and Mr. Allison who did not timely file a Form 3. In each case other than Mr. Allison, the required filing was made within six days of the due date.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and each other executive officer of the Company whose salary and bonus earned in fiscal year 1998 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers").

                                                                                LONG-TERM
                                                                          COMPENSATION AWARDS
                                            ANNUAL COMPENSATION          ---------------------
                                    ------------------------------------   RESTRICTED SECURITIES
NAME AND                    FISCAL                          OTHER ANNUAL     STOCK    UNDERLYING   ALL OTHER
PRINCIPAL POSITION           YEAR    SALARY     BONUS      COMPENSATION(1)  AWARD(S)   OPTIONS   COMPENSATION(2)
-----------------           ------   ------     -----    ---------------- --------------------- -------------

David V. McCay               1998   $276,666    $  --       $    --           --         --       $ 41,714
  Chairman of the Board      1997    271,092       --            --           --         --         65,184
  and Chief Executive        1996    249,147       --            --           --         --         43,656


Joe L. Williams              1998    140,000       --            --           --         --         34,164
  President and Chief        1997    128,566       --            --           --         --         21,327
  Operating Officer

Gary G. Honerkamp*           1998    116,000       --            --           --         --         48,695
  Senior Vice President      1997    113,702       --            --           --         --         63,025
  and Secretary              1996    104,852       --            --           --         --         41,807

John D. Schlecht*            1998    110,000       --            --           --         --         56,107
  Senior Vice President/     1997    107,702       --            --           --         --         62,286
  Senior Loan Officer        1996     98,867       --            --           --         --         41,460

Paul J. Milano               1998    108,000       --            --           --         --         39,412
  Senior Vice President,     1997    105,700       --            --           --         --         62,621
  Treasurer, Chief           1996     96,480       --            --            -         --         41,452
  Financial Officer and
  Senior Accounting Officer


----------------
*    Messrs. Honerkamp and Schlecht retired effective December 31, 1998.
(1)  Executive officers of the Company receive indirect compensation in the form of certain perquisites and other personal benefits.  In each case, the amount of such benefits received by each Named Executive
     Officer in fiscal years 1998, 1997 and 1996 did not exceed 10% of the Named Executive Officer's salary and bonus.
(2)  For fiscal year 1998, all other compensation consisted of $4,800, $4,200, $3,480, $3,000 and $3,240 in
     Company matching contributions to the 401(k) Plan on behalf of Messrs. McCay, Williams, Honerkamp, Schlecht and Milano, respectively, and $36,914, $29,964, $36,290, $36,237 and $36,172 which was the value of shares of the Common Stock allocated to each of their respective accounts in the ESOP.  All other compensation for
     Messrs. Honerkamp and Schlecht for fiscal year 1998 includes the value of their retirement gifts ($11,925 and $16,870, respectively).


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth infor-mation concerning options exercised during the last fiscal year and the number and potential realizable value at the end of the fiscal year of options held by each of the Named Executive Officers. No stock appreciation rights ("SARs") have been granted under the 1993 Stock Option and Incentive Plan.

                                                      NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                                   OPTIONS AT FISCAL YEAR-END           AT FISCAL YEAR-END (2)
                SHARES ACQUIRED      VALUE         ----------------------------       ----------------------------
NAME              ON EXERCISE      REALIZED (1)    EXERCISABLE   UNEXERCISABLE        EXERCISABLE   UNEXERCISABLE
----            ---------------    ------------    -----------   -------------        -----------   -------------
David V. McCay          --          $   --           114,672          --               $932,283          --
Joe L. Williams         --              --                --          --                     --          --
Gary G. Honerkamp    8,255           79,145           29,997          --                243,876          --
John D. Schlecht     4,000           35,000           34,252          --                278,469          --
Paul J. Milano       4,550           39,267           33,702          --                273,997          --

______________
(1)  Based on the difference between the closing price of the Common Stock on the date of exercise and the exercise price multiplied by the number of shares acquired.
(2)  Calculated based on the product of (a) the number of shares subject to options times (b) the difference between the closing sale price of the Common Stock on December 31, 1998 as reported on the Nasdaq National MarketSM
    ($13.13 per share), and the exercise price of the options ($5.00 per share).

EMPLOYMENT AGREEMENT. The Company and the Bank have entered into an employment agreement (the "Employment Agreement") with David V. McCay, Chief Executive Officer of the Bank and Chairman of the Board and Chief Executive Officer of the Company. The Employment Agreement initially became effective for a term of three years as of the date of completion of the Bank's conver-sion to stock form (the "Conversion"). On each anniversary date from the date of commencement of the Employment Agreement, the term of employment may be extended for an additional one-year period beyond the then-effective expiration date, upon a deter-mination by the Board of Directors of the Company or the Bank that the performance of Mr. McCay has met the required standards and that the Employment Agreement should be extended. Mr. McCay receives a current base salary of $276,666 per annum, and the Employment Agreement provides for a salary review by the Board of Directors not less often than annually, as well as inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits and vacation and sick leave. The Employment Agreement will terminate upon Mr. McCay's death or disability and is terminable by the Bank for "just cause" as defined in the Employment Agreement. In the event of termina-tion for "just cause," no severance benefits are available. If the Bank terminates Mr. McCay without just cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the Employment Agreement plus an additional 12-month period, but in no event in excess of three years' salary. If the Employment Agreement is terminated due to Mr. McCay's "disability" (as defined in the Employment Agreement), he will be entitled to a continuation of his salary and benefits until the end of the one-year period following termination, less any amounts received under the Bank's disability insurance plan. Mr. McCay may voluntarily terminate his Employment Agreement by providing 60 days' written notice to the Boards of Directors of the Bank and the Company, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination. If, before attaining age 65, Mr. McCay's employment terminates for reasons other than just cause, then he and his dependents will continue to participate in the Bank's group health plan until he attains age 65 (or would have attained age 65 had he lived).

    The Employment Agreement provides that in the event of Mr. McCay's involuntary termination of employment in connection with, or within 12 months after, any Change in Control of the Bank or the Company, other than for "just cause," he will be paid within 10 days of such termination an amount equal to 2.99 times his "base amount," as defined under Section 280G(b)(3) of the Internal Revenue Code of 1986 (the "Code"). "Change in Control" generally refers to the following circumstances: (i) the acquisition, other than from the Company or the Bank, by any individual, entity or group, of the beneficial ownership of more than 25% of the Company's or Bank's outstanding voting securi-ties; (ii)

<PAGE

the individuals constituting the current Board of Directors of the Company or the Bank (the "Incumbent Board") or individuals whose election or nomination was approved by a majority of the Incumbent Board (but excluding any person whose initial assum-ption of office was in connection with an actual or threatened election contest) cease to constitute at least a majority of the Board of Directors; (iii) the approval by the stockholders of the Company or the Bank of a reorganization, merger or consoli-dation in which the beneficial owners of the Company's voting securities do not beneficially own more than 65% of the voting securities of the resulting entity or a complete liquidation or dissolution of the Company or the Bank or the sale or other disposition of all or substantially all of the assets of the Company or the Bank; or (iv) the acquisition and exercise of a controlling influence over the management or policies of the Company or the Bank by any person or persons acting as a group. The Employment Agreement also provides for a similar lump-sum payment to be made in the event of Mr. McCay's voluntary termi-nation of employment within twelve months following a Change in Control, upon the occurrence, or within 90 days thereafter, of certain specified events following the Change in Control, which have not been consented to in writing by Mr. McCay, including
(i) requiring him to move his personal residence or perform his principal executive functions more than 35 miles from the Bank's current primary office, (ii) a reduction in his base compensa-tion as then in effect, (iii) a significant reduction in the compensation and benefits provided for under the Employment Agreement, (iv) assigning duties and responsibilities to him which are substantially inconsistent with those normally associated with his position with the Company and the Bank, (v) significantly diminishing his authority and responsibility, and
(vi) failing to re-elect him to the Company's or the Bank's Board of Directors. The maximum payments that would be made to Mr. McCay under the Employment Agreement assuming his termina-tion of employment under the foregoing circumstances at December 31, 1998 would have been approximately $800,000.

    SUPPLEMENTAL RETIREMENT AGREEMENT. In order to secure the continuing services of David V. McCay, the Board of Directors of the Bank has entered into a Supplemental Retirement Agreement (the "SRA") with Mr. McCay. Upon termination of his employment with the Bank, Mr. McCay will be entitled under the SRA to receive annual payments from the Bank for the remainder of his life in an amount equal to (i) the product of his "Vested Percentage" times 75% of his "Average Annual Compensation," less
(ii) 50% of the sum of the annual social security benefits payable to Mr. McCay upon his termination of employment, plus the annual amount he would receive if his employer-provided benefits under the 401(k) Savings Plan were paid in the form of a 50% joint and survivor annuity (the "Offset Amount"). "Vested Percentage" is determined pursuant to a schedule contained in the SRA that increases the Vested Percentage by 3 % annually, assuming Mr. McCay's continued service as an employee of the Association, from 66 % at age 55 to 100% at age 65. "Average Annual Compensation" means Mr. McCay's highest annual compensa-tion for three of the five calendar years preceding his termina-tion of employment. In the event of termination due to disability, Mr. McCay would receive annual payments in the amount of 75% of his Average Annual Compensation less 50% of his Offset Amount. In the event Mr. McCay's spouse survives him, she will be entitled to receive 50% of the amount Mr. McCay would have received had he retired on the date of his death, assuming his Vested Percentage was 100%. Termination for "just cause" (as defined in the Employment Agreement) would result in his forfeiture of all SRA benefits, unless the Bank's Board of Directors determines to the contrary. In the event Mr. McCay's employment is terminated for other than "just cause" or in the event of termination in connection with a Change in Control, as defined in the Employment Agreement, then the Vested Percentage shall be increased to be 100% and the benefits shall be due and payable to him as provided for in the SRA.

    The following table sets forth the annual retirement bene-fits that Mr. McCay would receive under the SRA prior to deduc-tion of the Offset Amount at various compensation levels at the specified ages.


                                                      SPECIFIED AGE
                            -------------------------------------------------------------
  AVERAGE ANNUAL
   COMPENSATION                  55           56           59           62          65
------------------               --           --           --           --          --
 $  200,000                   $100,000     $105,000     $120,000     $135,000    $150,000
    350,000                    175,000      183,750      210,000      236,250     262,500
    500,000                    250,000      262,500      300,000      337,500     375,000
    750,000                    375,000      393,750      450,000      506,250     562,500


    "Compensation" equals salary and bonus as disclosed in the Summary Compensation Table, as well as any additional amounts that would be included as W-2 earnings paid to Mr. McCay and amounts withheld from Mr. McCay under the 401(k) Plan.

DIRECTOR COMPENSATION

    Each member of the Board of Directors of the Company (other than Mr. McCay who receives no fees for his service on the Board of Directors) receives a monthly fee of $2,000 and a fee of $250 for each committee meeting attended. Directors of the Bank (other than Mr. McCay) are also eligible to receive a fee of $500 for each meeting of the Board of Directors held on a day other than the day of a meeting of the Company's Board of Directors although no such fees were paid during fiscal year 1998. Although directors of the Bank may individually enter into agreements with the Bank under which payment of their board fees will be deferred to a specified future date, as of the date hereof, no director has entered into such an agreement with the Bank.

    The Company has adopted the Directors' Retirement Plan (the "Directors' Plan") for its non-employee directors who retire from the Company's Board of Directors at or after age 70 in accordance with its Bylaws. Each such director will receive, on each of the three annual anniversary dates of his retirement, an amount equal to 50% of the directors' fees which he received from the Company during the calendar year preceding his retire-ment. If a non-employee director dies before receiving all payments due under the Directors' Plan, any remaining payments will be made to his designated beneficiary. The Company will pay plan benefits from its general assets.

    Each non-employee director on the effective date of the Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan") (specifically, Directors Bick, Canfield, Doerflinger and Throop and former Directors Magwitz and Monnig) received options to purchase 60,172 shares of Common Stock at an exercise price equal to $5.00 per share. All such options held by current directors will expire on April 8, 2003 if not sooner exercised. In its sole discretion, the committee that administers the Option Plan may grant to non-employee directors additional options with a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    For fiscal year 1998, the Company's Compensation Committee consisted of Directors David V. McCay, Edward G. Throop, William
W. Canfield and Frank C. Bick. The Compensation Committee meets periodically to evaluate the compensation and fringe benefits of the directors, officers and employees and to recommend changes and to monitor and evaluate employee morale. Mr. McCay does not participate in deliberations regarding his compensation. The Compensation Committee met once during fiscal year 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
----------------------------------------------------------------
    The following table sets forth, as of December 31, 1998, the beneficial ownership of the Common Stock by each of the Company's directors and Named Executive Officers, by all directors and executive officers as a group and by all persons who have filed the reports required of persons beneficially owning more than 5% of the Common Stock or who were known to the Company to beneficially own more than 5% of the Common Stock outstanding at December 31, 1998.


                                AMOUNT AND NATURE OF             PERCENT OF SHARES OF
  NAME                         BENEFICIAL OWNERSHIP (1)      COMMON STOCK OUTSTANDING (2)
  ----                        -------------------------      -----------------------------
  Frank C. Bick                       165,576  (3)                      1.64%
  William W. Canfield                 148,122  (4)                      0.99%
  Lloyd D. Doerflinger                 79,074  (5)                      0.78%
  David V. McCay                      200,271  (6)                      1.98%
  Forrest W. Miller, Jr.               25,189  (7)                      0.25%
  Edward G. Throop                    250,142                           2.50%
  Joe L. Williams                      31,101                           0.31%
  Gary G. Honerkamp*                  108,627  (8)                      1.08%
  John D. Schlecht*                   128,074  (9)                      1.27%
  Paul J. Milano                      101,133  (10)                     1.01%

  All Directors and Executive       1,277,015  (11)                    12.24%
  Officers as a Group (12 persons)

  Mary Kathryn Drake                  963,800  (12)                     9.61%
  2104 Dornoch
  League City, Texas  77573

  Intrepid, Ltd.                      748,500                           7.47%
  #7 Wild Tamarind Drive
  Nassau, Bahamas

  Jefferson Savings Bancorp, Inc.     591,479  (13)                     5.90%
  Employee Stock Ownership Plan and Trust
  14915 Manchester Road
  Ballwin, Missouri  63011

______________
*Retired effective December 31, 1998.

(1)  For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has the right to acquire beneficial ownership at any time within
     60 days from December 31, 1998.  As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.  Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.  Ownership figures for Messrs. Bick, Canfield and Doerflinger each include 60,172 shares of Common Stock which they have the right to acquire pursuant to options.  Ownership figures for Messrs. Honerkamp, Schlecht and include 29,997,
     34,252 and 33,702 shares, respectively, which they have the right to acquire pursuant to options exercisable within 60 days of December 31, 1998.



(2)  In calculating the percentage ownership of each named individual and the group, the number of shares outstanding is deemed to include any shares of the Common Stock which the individual or the group has the right to acquire within 60 days of December
     31, 1998.
(3)  Includes 105,404 shares held as trustee.
(4)  Includes 16,000 shares held by spouse as to which Mr. Canfield disclaims beneficial ownership, 23,200 shares held in his individual retirement accounts ("IRAs"), and
     26,000 shares held as trustee.
(5)  Includes 5,000 shares held in Mr. Doerflinger's IRA and 13,902 shares held as trustee.
(6)  Includes 3,200 shares held by spouse as to which Mr. McCay disclaims beneficial ownership, 48,080 shares held as trustee, 12,907 shares held in his account in the
     Bank's 401(k) Savings Plan (the "401(k) Plan"), 21,412 shares allocated to his account in the Jefferson Savings Bancorp, Inc. Employee Stock Ownership Plan and
     Trust (the "ESOP") and 114,672 shares which he has the right to acquire pursuant to options.
(7)  Includes 9,173 shares held jointly, 2,008 shares held in Mr. Miller's IRA, 3,008 shares held as trustee for the Royale Orleans Incorporated Retirement Plan, and
     11,000 shares held by Royale Orleans Incorporated of which he is President.
(8)  Includes 30,455 shares held in Mr. Honerkamp's 401(k) Plan account and 18,182 shares allocated to his ESOP account.
(9)  Includes 22,420 shares held in Mr. Schlecht's IRA, 19,262 shares held in his 401(k)
     Plan account, and 17,907 shares allocated to his ESOP account.
(10) Includes 3,000 shares held in Mr. Milano's IRA, 7,588 shares held in his 401(k) Plan account and 17,751 shares allocated to his ESOP account.
(11) Includes shares held in the various capacities described in the footnotes above.
     Includes 75,286 shares held in 401(k) Plan accounts of executive officers and 93,015 shares allocated to their accounts in the ESOP.  Includes 407,407 shares which directors and executive officers of the Company have the right to acquire pursuant to options exercisable within 60 days of December 31, 1998.  Does not include 555,297 unallocated shares held by the ESOP, the voting of which shares is directed by the
     ESOP Trustee in the same proportion that employees vote allocated shares.
(12) According to the statement on Schedule 13D filed by Ms. Drake, 938,600 shares are held by the Mary K. Drake Family Limited Partnership.  Includes 25,000 shares held as trustee for the William K. Drake Defined Benefit Plan and 200 shares held by William
     K. Drake.
(13) Consists of shares held in a suspense account for future allocations among participating employees as the loan used to purchase the shares is repaid.  The ESOP
     Trustee, Mercantile Bank, N.A., votes all allocated shares in accordance with the instructions of the participants.  Unallocated shares and allocated shares for which no voting instructions have been received are voted by the ESOP Trustee in the same proportion as participants direct the voting of allocated shares or, in the absence of such voting direction, as directed by the Company, or in the absence of such direction by the Company, in the ESOP Trustee's sole discretion.  At December 31,
     1998, 555,297 shares had been allocated.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The Bank offers loans to officers and directors and employees of the Company and its subsidiaries in the ordinary course of business. Loans to executive officers and directors are made by the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

    Set forth below is certain information at December 31, 1998 relating to loans made to directors and executive officers (not including affiliates) of the Company whose total aggregate balances exceeded $60,000 at any time since January 1, 1998. All such loans were made by the Bank. Except for Mr. Williams' residential mortgage which was originally made at the employee rate of Texas Heritage Savings Association/Banc, all such loans were made at the prevailing interest rates and on terms available to other customers of the Bank.


                                                                                     BALANCE AT      HIGHEST
NAME AND RELATION                                               DATE       ORIGINAL   DECEMBER    BALANCE SINCE
   TO COMPANY                      TYPE OF LOAN              ORIGINATED     AMOUNT   31, 1998    JANUARY 1, 1998
--------------------               -------------            -----------    --------  ---------   ---------------
William W. Canfield            Home Equity Line (1)            6/18/90    $ 250,000   $     0       $  236,446
 Director                      Residential Mortgage (1)(2)    11/20/98      400,000   400,000          400,000

Lloyd D. Doerflinger           Residential Mortgage (1)        1/23/89      260,000   164,339          179,567
 Director

John D. Schlecht               Residential Mortgage (1)        2/09/96      136,000         0          133,187
 Senior Vice President         Home Equity Line (3)            2/09/96       30,000         0           30,000
                               Residential Mortgage (1)(2)    11/23/98      169,000   168,854          169,000

Edward G. Throop               Residential Mortgage (1)        1/19/96      480,000         0          470,154
 Director                      Home Equity (1)                  4/1/98       50,000         0           50,000

Joe L. Williams                Residential Mortgage(1)(4)       6/4/87      116,000    66,135           71,530
  President and Chief          Installment Loan                 2/7/97       21,500    12,510           17,582
   Operating Officer           Share Loan                      4/13/98       21,139    10,878           12,000


__________________
(1) Loans secured by a first mortgage on the borrower's primary residence.
(2) Loan proceeds were used to refinance previously outstanding loans.
(3) Loans secured by a second mortgage on the borrowers primary residence.
(4) Adjustable-rate loan originally made at employee rate of Texas Heritage Savings Association/Banc (50 basis points over cost-of-funds).



                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.
----------------------------------------------------------------

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

    NO.  DESCRIPTION
        ------------
   3.1   Certificate of Incorporation                          *
   3.2   Bylaw
   4.1   Specimen Stock Certificate                           **
   4.2 Rights Agreement, dated August 17, 1994, between Jefferson Savings Bancorp, Inc. and Boatmen's Trust
         Company                                             ***
  10.1+  Jefferson Savings Bancorp, Inc. 1993 Stock Option
         and Incentive Plan                                    *
  10.2+  Jefferson Savings Bancorp, Inc. Management
         Recognition Plan "A"                                  *
  10.3+  Jefferson Savings Bancorp, Inc. Management
         Recognition Plan "B"                                  *
  10.4+  Jefferson Savings Bancorp, Inc. Management
         Recognition Plan "C"                                  *
  10.5+  Jefferson Savings Bancorp, Inc. Management
         Recognition Plan "D"                                  *
  10.6+  Jefferson Savings Bancorp, Inc. Directors'
         Retirement Plan                                    ****
  10.7+  Employment Agreement between Jefferson
         Savings Bancorp, Inc., Jefferson Savings and
         Loan Association and David V. McCay                   *
 10.8+   Supplemental Retirement Agreement between
         Jefferson Savings and Loan Association and
         David V. McCay
 10.9+   Form of Director's Deferred Compensation
         Agreement                                             *
10.10+   Jefferson Savings and Loan Association
         Bonus Plan                                            *
10.11    [Reserved]
10.12+   Sixth Amendment to Employment Agreement,
         dated May 20, 1998, between Jefferson  Savings
         Bancorp, Inc., Jefferson Savings and Loan
         Association and David V. McCay.                   *****
10.13+ First Amendment to Jefferson Savings and Loan Association Supplemental Retirement Agreement,
         dated May 20, 1998, by and between Jefferson
         Savings and Loan Association and David V. McCay.  *****
10.14+   Amendment No. 2 to Jefferson Savings Bancorp,
         Inc. 1993 Stock Option and Incentive Plan,
         dated May 20, 1998.                               *****
10.15+ Trust Agreement for Jefferson Savings and Loan Association Supplemental Retirement Agreement,
         dated May 20, 1998, by and between Jefferson
         Savings and Loan Association and Mercantile
         Bank, N.A.                                        *****
21       Subsidiaries of the Registrant                   ******
23       Consent of KPMG LLP                              ******
27       Financial Data Schedule (EDGAR only)             ******

[FN]
_______________
(+) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
* Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324)
** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466)
*** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994.
**** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993 (File No. 33-56324)
***** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
****** Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

    (b)  REPORTS ON FORM 8-K.  The Registrant did not file any
Current Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1998.

    (c) EXHIBITS.  The exhibits required by Item 601 of
Regulation S-K are either filed as part of this Annual
Report on Form 10-K or incorporated by reference herein.

    (d) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.
                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JEFFERSON SAVINGS BANCORP, INC.



April 30, 1999                   By:  /s/ David V. McCay
                                      ------------------------
                                      David V. McCay
                                      Chairman of the Board and
                                      Chief Executive Officer