Form 10-Q
period 1999-03-31
JEFFERSON SAVINGS BANCORP INC
filed 1999-05-17
CIK 895470

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                      _________________________

                             FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to
_______________


                      Commission File #0-21466

                  JEFFERSON SAVINGS BANCORP, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

          DELAWARE                                 43-1625841
------------------------------                  ----------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               ID Number)


14915 MANCHESTER ROAD, BALLWIN, MISSOURI               63011
----------------------------------------          -------------
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code
(314) 227-3000
---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      YES   X    NO
                                           ___       ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at April 30, 1999
-----------------------------      -----------------------------
Common Stock, Par Value $.01             10,053,791 shares

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

          Item 3.   Quantitative and Qualitative Disclosures
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

          SIGNATURES                                          23

                 JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

                  Consolidated Balance Sheets

             March 31, 1999 and December 31, 1998

                         (Unaudited)

                                                              March 31,       December 31,
                             Assets                             1999             1998
                             ------                        --------------    ------------
Cash                                                         $  9,365,355       7,602,268
Interest-bearing deposits                                      32,845,060      11,271,419
                                                           --------------    ------------
               Cash and cash equivalents                       42,210,415      18,873,687
Investment securities available for sale, at fair value
     (amortized cost of $119,413,620 and $154,058,689 at
     March 31, 1999 and December 31, 1998, respectively)      119,215,343     154,610,594
Mortgage-backed securities available for sale, at fair
     value (amortized cost of $104,465,082 and $32,492,371
     at March 31, 1999 and December 31, 1998, respectively)   104,208,144      32,363,687
Loans receivable, net                                       1,180,169,154   1,118,489,946
Investment in real estate, net                                  2,372,613       2,880,759
Stock in Federal Home Loan Bank                                18,030,900      11,881,400
Office properties and equipment, net                           10,690,272      10,528,413
Excess cost over fair value of net assets acquired             21,431,794      22,141,345
Accrued income and other assets                                12,293,538      11,689,680
                                                          ---------------   -------------
                                                          $ 1,510,622,173   1,383,459,511
                                                          ===============   =============

     Liabilities and Stockholders' Equity
     ------------------------------------

Savings deposits                                          $ 1,026,227,382   1,038,176,484
Borrowed money                                                342,751,610     209,515,534
Advance payments by borrowers for taxes and insurance           5,457,369       2,963,938
Accrued expenses and other liabilities                         10,888,362       8,964,854
                                                          ---------------   -------------
          Total liabilities                                 1,385,324,723   1,259,620,810
                                                          ---------------   -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized
        5,000,000 shares; none issued                                  --              --
     Common stock ($.01 par value):  Authorized
        20,000,000 shares; issued 10,098,373
        shares at March 31, 1999 and
        December 31, 1998, respectively                           100,984         100,984
     Additional paid-in capital                                64,943,396      65,404,131
     Retained earnings, subject to certain restrictions        65,724,121      63,957,771
     Accumulated other comprehensive income (loss)               (275,714)        254,221
     Unamortized restricted stock awards                          (73,409)        (74,243)
     Unearned ESOP shares                                      (4,461,674)     (4,684,142)
     Treasury stock, at cost: 47,291 shares and 73,240
        shares at March 31, 1999 and December 31, 1998,
        respectively                                             (660,254)     (1,120,021)
                                                          ---------------   -------------
          Total stockholders' equity                          125,297,450     123,838,701
                                                          ---------------   -------------
                                                          $ 1,510,622,173   1,383,459,511
                                                          ===============   =============

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

               Consolidated Statements of Income

            Three months ended March 31, 1999 and 1998

                        (Unaudited)

                                                                  1999            1998
                                                                --------        --------
Interest and dividend income:
   Loans receivable                                         $ 21,114,513      18,601,110
   Mortgage-backed securities                                    837,566       1,241,403
   Investment securities                                       2,269,544       2,355,625
   Interest-bearing deposits and federal funds sold              340,569         319,777
   Stock in Federal Home Loan Banks                              199,548         263,874
                                                            ------------     -----------
          Total interest and dividend income                  24,761,740      22,781,789
                                                            ------------     -----------
Interest expense:
   Savings deposits                                           12,293,186      13,106,018
   Borrowed money                                              3,010,559         930,361
                                                            ------------     -----------
          Total interest expense                              15,303,745      14,036,379
                                                            ------------     -----------
          Net interest income                                  9,457,995       8,745,410
Provision for losses on loans                                         --              --
                                                            ------------     -----------
          Net interest income after
            provision for losses on loans                      9,457,995       8,745,410
                                                            ------------     -----------
Noninterest income:
   Servicing and other loan fees                                 162,907         263,971
   Fees for other services to customers                          245,625         233,771
   Gain on sales of mortgage-backed securities
      available for sale, net                                     36,990              --
   Gain on sales of loans receivable, net                        247,363         628,606
   Real estate operations, net                                   (97,940)         35,492
   Other                                                         171,765         151,072
                                                            ------------       ---------
          Total noninterest income                               766,710       1,312,912
                                                            ------------       ---------
Noninterest expense:
   General and administrative:
      Compensation and employee benefits                       3,083,888       3,319,965
      Occupancy                                                  774,019         749,474
      Advertising                                                129,142         105,959
      Federal deposit insurance premiums                         161,176         249,651
      Legal, examination, and other professional fees            435,517         320,985
      Other                                                    1,083,005       1,071,400
                                                            ------------       ---------
          Total general and administrative                     5,666,747       5,817,434
   Amortization of excess cost over fair value
     of net assets acquired                                      449,435         450,916
                                                            ------------       ---------
          Total noninterest expense                            6,116,182       6,268,350
                                                            ------------       ---------
          Income before income taxes                           4,108,523       3,789,972
Income tax expense                                             1,680,000       1,593,500
                                                            ------------       ---------
          Net income                                          $2,428,523       2,196,472
                                                            ============       =========

Earnings per share, basic                                          $ .26             .24
                                                            ============       =========

Earnings per share, diluted                                        $ .25             .22
                                                            ============       =========

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Consolidated Statement of Stockholders' Equity and
                       Comprehensive Income

               Three months ended March 31, 1999

                           (Unaudited)

                                                                                     Accumulated
                                        Common stock       Additional                   other
                                    -------------------      paid-in    Retained    comprehensive
                                    Shares      Dollars      capital    earnings       income
                                    ------      -------    ----------   --------    -------------
Balance at December 31, 1998      10,098,373   $100,984    65,404,131   63,957,771       254,221
Comprehensive income:
  Net income                              --         --            --    2,428,523            --
  Other comprehensive income,
    net of reclassification
    adjustment                            --         --            --           --      (529,935)
      Total comprehensive income

Dividends declared ($.07 per share)       --         --            --     (662,173)           --

Amortization of restricted
  stock awards                            --         --            --           --            --

Amortization of ESOP shares               --         --       200,387           --            --

Stock options exercised                   --         --      (661,122)          --            --

Purchase of Treasury stock                --         --            --           --            --
                                  ----------   --------    ----------   ----------   -----------
Balance at March 31, 1999         10,098,373   $100,984    64,943,396   65,724,121      (275,714)
                                  ==========   ========    ==========   ==========   ===========

                                   Unamortized                      Treasury stock          Total
                                   restricted        Unearned       --------------       stockholders'
                                   stock awards    ESOP shares       Stock   Dollars        equity
                                   ------------    -----------      ------   -------     -------------
Balance at December 31, 1998         (74,243)      (4,684,142)     (73,240) (1,120,021)   123,838,701
Comprehensive income:
  Net income                              --               --           --         --       2,428,523
  Other comprehensive income,
    net of reclassification
    adjustment                            --               --           --         --        (529,935)
                                                                                         ------------
      Total comprehensive income                                                            1,898,588

Dividends declared ($.07 per share)       --               --           --         --        (662,173)

Amortization of restricted
  stock awards                           834               --           --         --             834

Amortization of ESOP shares               --          222,468           --         --         422,855

Stock options exercised                   --               --       64,249    982,367         321,245

Purchase of Treasury stock                --               --      (38,300)  (522,600)       (522,600)
                                   ---------       ----------    ---------   --------    ------------
Balance at March 31, 1999            (73,409)      (4,461,674)     (47,291)  (660,254)    125,297,450
                                   =========       ==========    =========   =========   ============

See accompanying notes to consolidated financial statements.

                 JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

             Consolidated Statements of Cash Flows

          Three months ended March 31, 1999 and 1998

                          (Unaudited)

                                                        1999           1998
                                                        ----           ----

Cash flows from operating activities:
   Net income                                        $ 2,428,523    2,196,472
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    1,331,376    1,585,035
      Net gain on sales of assets                       (252,304)    (682,271)
      Loans originated for sale                      (19,432,514) (26,462,663)
      Sale of loans originated for sale               19,467,627   21,516,463
      Stock dividend from Federal Home Loan Bank         (40,000)     (53,300)
      Other, net                                       1,300,695    2,930,417
                                                    ------------  -----------
             Net cash provided by operating
               activities                              4,803,403    1,030,153
                                                    ------------  -----------
Cash flows from investing activities:
   Principal repayments on:
      Loans receivable                               143,531,944  104,371,632
      Mortgage-backed securities                       1,681,809    8,112,051
   Proceeds from maturity of investment securities    39,075,000   45,520,000
   Proceeds from sale of:
      Loans receivable                                        --   15,961,546
      Mortgage-backed securities available for sale    4,676,186           --
   Cash invested in:
      Loans receivable - originated                 (106,029,735) (49,138,048)
      Loans receivable - purchased                   (99,009,679) (37,198,247)
      Mortgage-backed securities                     (78,324,238)          --
      Investment securities                           (4,421,713) (69,993,750)
      Stock in Federal Home Loan Bank                 (6,109,500)          --
   Proceeds from sale of real estate                     429,647    1,403,968
   Other, net                                           (513,169)    (578,339)
                                                    ------------  -----------
             Net cash (used in) provided by
               investing activities                 (105,013,448)  18,460,813
                                                    ------------  -----------
Cash flows from financing activities:
   Decrease in savings deposits, net                 (11,981,378)  (1,032,801)
   Increase (decrease) in borrowed money, net        133,236,076   (3,004,956)
   Increase in advance payments by borrowers for
     taxes and insurance                               2,493,431    2,311,848
   Dividends paid                                             --     (649,937)
   Other, net                                           (201,356)      97,038
                                                    ------------  -----------
             Net cash provided by (used in)
               financing activities                  123,546,773   (2,278,808)
                                                    ------------  -----------
             Increase in cash and cash equivalents    23,336,728   17,212,158
Cash and cash equivalents at beginning of period      18,873,687   31,582,998
                                                    ------------  -----------
Cash and cash equivalents at end of period          $ 42,210,415   48,795,156
                                                    ============  ===========

Supplemental disclosures of cash flow information:
   Interest paid                                    $ 15,319,328   14,059,759

   Income taxes paid                                     139,435        6,459

   Noncash investing activities:
      Additions to real estate acquired in
        settlement of loans or through foreclosure        33,471    3,422,964
      Loans originated to finance the sale of
        real estate                                       77,000           --
   Noncash financing activity - interest
        credited to savings deposits                   9,187,625    9,648,131
                                                      ==========    =========

See accompanying notes to consolidated financial statements.

                 JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

                           March 31, 1999

                           (Unaudited)

(1)  BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all informa-tion and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1999 and 1998, respectively.

          Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  PRINCIPLES OF CONSOLIDATION
          The accompanying unaudited consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Jefferson Heritage Bank ("Jefferson Heritage" or the "Bank"). On December 31, 1998, the Company merged First Federal Savings Bank of North Texas into Jefferson Savings and Loan Association, F.A. ("Jefferson Savings") and now operates as a single business segment. On January 20, 1999, Jefferson Savings changed its name to Jefferson Heritage Bank. Jefferson Heritage's wholly owned subsidiaries are Jefferson Financial, Inc., Jefferson Financial Corporation and First Service Corporation, Inc. All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE
          The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month periods ended March 31, 1999 and 1998:


                                                                   Three months ended March 31,
                                                                        1999         1998
                                                                        ----         ----

Numerator:
  Net income (basic and diluted earnings per share)                 $2,428,523     2,196,472
                                                                    ==========     =========
Denominator:
     Average shares outstanding (basic earnings per share)           9,466,949     9,300,761
     Effect of dilutive stock options                                  238,391       508,360
                                                                    ----------     ---------
       Average shares outstanding after assumed
         conversions (diluted earnings per share)                    9,705,340     9,809,121
                                                                    ==========     =========


          Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

                 JEFFERSON SAVINGS BANCORP, INC.
                       AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(4)  COMPREHENSIVE INCOME
          Comprehensive income for the three-month periods ended
     March 31, 1999 and 1998 is summarized as follows:

                                                                    1999              1998
                                                                   ------            ------

Net income                                                      $ 2,428,523        2,196,472

Other comprehensive income (loss):
     Realized and unrealized holding gain (loss)
          arising during the period, net of tax                   (505,522)          62,236
     Less: reclassification adjustment for realized
          gain (loss) included in net income, net of tax            24,413               --
                                                               -----------        ---------
               Total other comprehensive income (loss)            (529,935)          62,236
                                                               -----------        ---------
Total comprehensive income                                     $ 1,898,588        2,258,708
                                                               ===========        =========

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


The following discussion reviews the financial condition and the results of operations of the Company as of and for the three months ended March 31, 1999.

FINANCIAL CONDITION

     The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits. The Company has targeted new loan markets to provide another source of loan production. It recently announced the formation of Jefferson Heritage Mortgage Company, a wholly owned subsidiary of Jefferson Heritage. The mortgage company will initially penetrate markets outside the Bank's primary lending areas with the production of permanent mortgage and higher yielding construction loans. The secondary markets include El Paso and Austin, Texas, Phoenix and Tucson, Arizona, Las Vegas, Nevada, and Oklahoma City, Oklahoma. The Company has also developed new products designed to attract noninterest bearing deposits and increase fee income. To highlight this strategy, the Company changed the name of its principal retail subsidiary, Jefferson Savings and Loan Association, F.A., to Jefferson Heritage Bank during the first quarter of 1999.

     The Company's total assets increased $127.2 million, or 9.2%, to $1.51 billion at March 31, 1999 from $1.38 billion at December 31, 1998. Loans receivable increased $61.7 million, or 5.5%, to $1.18 billion at March 31, 1999 from $1.12 billion at December 31, 1998.

     The Company supplements asset growth with the purchase of investment and mortgage-backed securities. It chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. Mortgage-backed securities increased $71.8 million, or 222.0%, to $104.2 million at March 31, 1999 from $32.4 million at December 31, 1998. Investment securities decreased $35.4 million, or 22.9%, to $119.2 million at March 31, 1999 from $154.6 million at December 31, 1998. The increase in mortgage-backed securities was funded by the decrease in investment securities of $35.4 million and advances from the Federal Home Loan Bank ("FHLB") of Des Moines and was undertaken as part of the Company's strategy to better leverage its capital.

     The Company has substantial borrowing capacity with the FHLB and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. Savings deposits decreased $11.9 million, or 1.2%, from $1.04 billion at December 31, 1998 to $1.03 billion at March 31, 1999. Borrowed money increased $133.2 million, or 63.6%, from $209.5 million at December 31, 1998 to $342.8 million at March 31, 1999. The growth in borrowed money was used to fund asset growth during the quarter.

     Stockholders' equity increased $1.5 million, or 1.2%, to $125.3 million at March 31, 1999 from $123.8 million at December 31, 1998. The ratio of stockholders' equity to assets declined to 8.29% at March 31, 1999 compared to 8.95% at December 31, 1998 consistent with management's plan to better leverage stock-holders' equity. The Company's book value per share at March 31, 1999 was $13.20 compared to $13.13 at December 31, 1998.
Unearned ESOP shares of 561,387 and 591,503 were

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


excluded in calculating book value per share at March 31, 1999 and December 31, 1998, respectively. The Company's board of directors approved, on September 3, 1998, the repurchase of up to 300,000 shares of its common stock in the open market. The Company repurchased 38,300 shares during the first quarter of 1999 and 104,500 shares remain to be purchased under the current program. There were 10,051,082 common shares outstanding at March 31, 1999.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the first quarter of 1999 increased to $2.4 million compared to $2.2 million for the first quarter of 1998. Basic and diluted earnings per share increased to $0.26 and $0.25, respectively for the first quarter of 1999 compared to $0.24 and $0.22, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the first quarter of 1999 were 7.77% and 0.69%, respectively compared to 7.48% and 0.71%, respectively for the first quarter of 1998.

     NET INTEREST INCOME. Net interest income for the first quarter of 1999 increased $713,000, or 8.1%, to $9.5 million compared to $8.7 million for the first quarter of 1998. The increase was the result of an increase in the average balance of net interest-earning assets partially offset by a decrease in the Company's interest rate spread from 2.64% for the quarter ended March 31, 1998 to 2.48% for the quarter ended March 31,
1999.   The growth in net interest-earning assets was primarily
the result of strong growth in loans receivable. The decrease in the interest rate spread was primarily the result of a decrease in the average yield on loans receivable due to the continued low interest rate environment.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $2.0 million, or 8.7%, from $22.8 million for the first quarter of 1998 to $24.8 million for the first quarter of 1999. The increase resulted from an increase in the average balance of interest-earning assets from $1.18 billion for the first quarter of 1998 to $1.36 billion for the first quarter of 1999 partially offset by a decline in the average yield on interest earning assets from 7.71% to 7.31% during the same periods.

     Interest income on loans receivable increased $2.5 million, or 13.5%, as the result of a $198.6 million increase in the average balance of loans receivable between the comparable periods partially offset by a decrease in the average yield from 8.15% for the first quarter of 1998 to 7.59% for the first quarter of 1999. Loan originations grew 66%, to approximately $125 million for the first quarter of 1999 compared to approximately $76 million for the comparable period in 1998.
The Company experienced an increase in construction loan activity in its Dallas, Texas market and in its new market areas of Austin and El Paso, Texas and Phoenix, Arizona. In addition, the Company saw an increase in commercial real estate lending in its St. Louis, Missouri market. As expected in the current rate environment, the Company continued to experience significant loan repayments. Principal repayments totaled approximately $144 million for the first quarter of 1999 compared to approxi-mately $104 million for the first quarter of 1998. The 1999 repayment activity equates to an annualized repayment rate of approximately 51% of the portfolio balance at December 31, 1998. Refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. The Company began supplementing its loan origination activity with loan purchases during the

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


latter part of 1998 to help offset the effect of this high repayment activity. Loan purchases totaled $99 million for the first quarter of 1999 compared to $37 million for the first quarter of 1998.

     Combined interest income on all other interest-earning assets decreased $533,000, or 12.8%, mainly as the result of a $24.6 million decrease in the combined average balance. Funds from repayments, sales, and maturities were reinvested in higher yielding loans receivable.

     INTEREST EXPENSE. Interest expense increased $1.3 million, or 9.0%, from $14.0 million for the first quarter of 1998 to $15.3 million for the first quarter of 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $2.1 million mainly as the result of a $176.0 million increase in the average balance as the Company used borrowed money to fund asset growth. Interest expense on savings deposits decreased $813,000 as the result of a decrease in the average cost from 5.03% for the first quarter on 1998 to 4.79% for the first quarter of 1998 combined with a $16.0 million decrease in the average balance.

     PROVISION FOR LOSSES ON LOANS. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Based on this evaluation, no provision for losses on loans was recorded during the first quarter of 1999 or 1998. At March 31, 1999, the allowance for losses on loans was $6.7 million, which represented .56% of net loans receivable compared to $6.7 million, or .60% of net loans receivable at December 31, 1998. Loan charge-offs declined to $4,000 for the first three months of 1999 compared to $209,000 for the first three months of 1998. At March 31, 1999, the ratio of nonaccruing loans to net loans receivable was .62% compared to
 .33% at December 31, 1998. The increase in the ratio was due to a $2.9 million increase in nonaccruing loans partially offset by a $61.7 million, or 5.5%, increase in net loans receivable.

     NONINTEREST INCOME. Total noninterest income decreased $546,000, or 41.6%, from $1.3 million for the quarter ended March 31, 1998 to $767,000 for the quarter ended March 31, 1999 primarily due to lower gains on sale of loans and real estate operations and reduced servicing and other loan fees. Gain on sale of loans decreased $381,000, or 60.6%, from $629,000 for the first quarter of 1998 to $247,000 for the first quarter of 1999. Loan sales declined from $37.5 million to $19.5 million during the same periods as the result of a decline in the demand for the Company's thirty-year, fixed-rate loan products which the Company sells at the time of origination to limit its exposure to interest rate risk. Real estate operations decreased $133,000 primarily due to $66,000 in losses on the sale of foreclosed properties in 1999 compared to gains of $39,000 during the first quarter of 1998. Servicing and other fees decreased $101,000, or 38.3%, primarily due to a $46,000 decrease in loan conversion fees collected and a $27,000 increase in expense related to the amortization of capitalized mortgage servicing rights.

     NONINTEREST EXPENSE.  Noninterest expense decreased
$152,000, or 2.4%, from $6.3 million for

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


the quarter ended March 31, 1998 to $6.1 million for the quarter ended March 31, 1999 primarily due to decreases in compensation and employee benefits and federal, deposit insurance premiums, partially offset by an increase in legal, examination and other professional fees. Compensation and employee benefits decreased $236,000, or 7.1%, from $3.3 million during the first quarter of 1998 to $3.1 million during the first quarter of 1999. The decrease was primarily due to a $325,000 reduction in expense related to the Company's employee stock ownership plan ("ESOP") partially offset by a $126,000 increase in salary expense and a $97,000 increase in retail sales commissions. ESOP expense is based on the average market value of the Company's stock which decreased approximately 42.3% between the respective periods. Federal deposit insurance premiums decreased $88,000, or 35.4%, from $250,000 for the quarter ended March 31, 1998 to $161,000 for the quarter ended March 31, 1999 due to a decrease in the balance of savings deposits and a reduction in the premium rate from 0.091% to 0.061% effective January 1, 1999. These decreases were partially offset by a $115,000, or 35.7%, increase in legal, examination and other professional fees which was due primarily to expenses related to acquisition and merger activities.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate prior to the non deductible amortization of excess cost over fair value of net assets acquired for the three months ended March 31, 1999 was 36.9% compared to 37.6% for the like period in 1998.

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


NONPERFORMING ASSETS

Summarized below are nonperforming assets at March 31, 1999 and December 31, 1998


                                                  March 31,      December 31,
                                                    1999            1998
                                                    ----            ----
                                                   (dollars in thousands)

     Restructured loans                          $ 1,165           1,245
                                                --------          ------
     Nonaccruing loans:
          Residential real estate                $ 2,929           1,740
          Commercial real estate                   2,589             121
          Construction                             1,738           1,766
          Commercial                                  35              --
          Consumer                                    74              82
                                                --------          ------
               Total nonaccruing loans             7,365           3,709
               Applicable allowance for losses      (822)            (30)
                                                --------          ------
               Nonaccruing loans, net              6,543           3,679
                                                --------          ------

     Foreclosed real estate, net                   2,373           2,881
                                                --------          ------

     Nonperforming assets, net                  $ 10,081           7,804
                                                ========           =====
     Nonperforming assets, net as a
          percentage of total assets                0.67%           0.56%
                                                ========           =====


     Total nonperforming assets increased $2.3 million ($3.1 million prior to the increase in applicable allowance for losses on nonperforming assets) from $7.8 million at December 31, 1998 to $10.1 million at March 31, 1999 primarily as the result of a $2.5 million increase in nonaccruing commercial real estate loans and a $1.2 million increase in nonaccruing residential real estate loans. This was partially offset by a $508,000 decrease in foreclosed assets. The increase in nonaccruing commercial real estate loans was primarily due to a $2.3 million loan secured by a retail shopping center in St. Louis, Missouri. The increase in nonaccruing residential loans was due to the net addition of twelve single-family permanent loans classified as nonaccrual during the first three months of 1999. The decrease in foreclosed real estate was primarily due to the sale of approximately $507,000 in foreclosed real estate during the three-month period ending March 31, 1999 partially offset by one foreclosure for $33,000 during the same period.

     Not included in restructured loans is a loan secured by commercial real estate. Management determined that this loan should not be considered a nonperforming asset since the borrower has been current in meeting restructured terms since the date of restructuring, the restructured loan provides for principal amortization, and the loan has an interest rate and other features that are at least equivalent to market terms.
The unpaid balance of this loan was approximately $3,029,000 and $3,035,000 at March 31, 1999 and December 31, 1998, respective-ly. At March 31, 1999, the Company had five loans totaling $260,000 that were more than 90 days past the maturity date stated in the note with regard

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


to principal repayment. The Company has continued collecting interest payments on the loans which were less than 90 days past due and still accruing interest. Loans are generally placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

     Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $7.4 million and $6.2 million at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 $2.4 million of impaired loans had specific reserves of $835,000 and the remaining impaired loans of $5.0 million had no specific reserves. At December 31, 1998 $62,000 of impaired loans had specific reserves of $30,000 and the remaining impaired loans of $6.1 million had no specific reserves. The increase in impaired loans was primarily due to a $3.7 million increase in nonaccrual loans during the first three months of 1999.

     Activity in the allowance for loan losses is summarized as follows:

                                   Three months ended March 31,
                                       1999              1998
                                       ----              ----
   Balance at beginning of period   $ 6,659,294       8,182,268
   Provision charged to expense              --              --
   Recoveries                               244           1,761
   Charge-offs                           (4,332)       (209,485)
                                    -----------       ---------
   Balance at end of period         $ 6,655,206       7,974,544
                                    ===========       =========

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of Jefferson Heritage. The Company is dependent on future earnings, dividends from Jefferson Heritage, or borrowings for sources of funds. Jefferson Heritage is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital require-ment is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1999, Jefferson Heritage met all OTS capital requirements.

     Jefferson Heritage is also subject to the capital based framework for prompt corrective action.

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations


To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of March 31, 1999, Jefferson Heritage was considered well capitalized.

     Following are the actual and required capital amounts and ratios of Jefferson Heritage as of March 31, 1999:

                                                                      Prompt Corrective
                                                                     action requirements -
                                Actual            Requirements         well capitalized
                          -----------------    -------------------    ------------------
                          Amount      Ratio     Amount       Ratio      Amount      Ratio
                          ------      -----     ------       -----      ------      -----

Tangible capital: (1)   $ 95,550,217   6.42%  $ 22,340,915   1.50%              NA

Core capital: (1)         95,550,217   6.42%    44,681,830   3.00%   $74,469,716    5.00%

Risk-based capital: (2)  101,008,195  11.10%    72,796,809   8.00%    90,996,011   10.00%

Tier I capital: (2)       95,550,217  10.50%             NA           54,597,607    6.00%


(1)  To adjusted total assets
(2)  To risk-weighted assets


     Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratio was 19.80% and 18.42% at March 31, 1999 and December 31, 1998, respectively.

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and cash flows from operations. In addition, Jefferson Heritage has substantial borrowing capacity with the Federal Home Loan Bank and the ability to borrow against it's investment portfolio.

     The principal uses of funds by the Company include the origination and purchase of loans secured by real estate and the purchase of investment securities and mortgage-backed securities.

     Cash flows used by investing activities totaled $105.0 million during the first three months of 1999. Cash flows from these investing activities, which consisted primarily of $145.2 million in principal repayments on loans and mortgage-backed securities, $39.1 million in proceeds from maturity of investment securities and $4.7 million in sales of mortgage-backed securities, and were used primarily to fund the Company's investing activities of originating and purchasing loans and purchasing mortgage-backed securities during the three months ended March 31, 1999 and to increase liquidity.

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations



     The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1999, the Company had commitments to originate loans of $46.0 million, to purchase residential adjustable-rate mortgages of $1.6 million, to purchase investment securities of $7.8 million and to sell fixed-rate loans of $10.0 million. Certificates of deposit, which are scheduled to mature in one year or less at March 31, 1999, totaled $578.6 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at March 31, 1999, Jefferson Heritage has an available line of credit with the FHLB of Des Moines totaling $25.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS No. 133.

YEAR 2000 READINESS DISCLOSURE

     The Company is subject to risks associated with the "Year 2000" issue, a term which refers to uncertainties about the ability of various date processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. The Company began working on its Year 2000 plan in 1997 and formed a Project Committee ("Committee") that reports monthly to the Board of Directors. The Committee has formulated a Comprehensive Year 2000 Plan ("Plan") which follows guidelines outlined by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC requires all banks to develop a plan that includes five phases relating to awareness, assessment, renovation, validation and implementation. The
Plan establishes a timetable and summarizes each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations

     The awareness phase included a Company-wide campaign to communicate the problem and the potential ramifications to the organization. Concurrent with this phase, the committee began the assessment phase, which included the inventorying of systems that may be impacted. The business use of each inventoried item was then analyzed and prioritized in varying degrees from critical to non-critical, based upon the perceived adverse effect on the financial condition of the Company in the event of a loss or interruption in the use of each system. The renova-tion, validation and implementation phases consist of testing the individual systems and replacing or reconfiguring systems that are not Year 2000 compliant. The Company has completed the awareness and assessment phases of the project.

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

     To date, the primary expense involved in the implementation of the Company's Year 2000 Plan has been management and staff time which the Company estimates to have been approximately 2,600 hours through March 31, 1999. To the extent that any modifications to third party vendor software have been required, these modifications have been made by the vendors without any direct additional cost to the Company. The costs of equipment upgrades have either not been material or involved equipment that had already reached the end of its useful life and was due for replacement in any event.

     As part of its Year 2000 Plan, the Company has been identifying and assessing the Year 2000 risks posed by third parties including customers and other entities whose operations may affect the Company's business. In this regard, the Company has been working to increase the Year 2000 awareness of its loan customers through mailings and other communications. The Company has surveyed its larger commercial loan customers as to their Year 2000 readiness and considers Year 2000 exposure in underwriting commercial loans. The majority of the Company's loan customers, however, are either individuals or small businesses which are not highly dependent on information technology in their day-to-day operations and are therefore not considered to pose a direct Year 2000 risk. Although the Company's loan customers may be collaterally affected by the Year 2000 problems of others (such as the failure of their employers to make timely salary payments), the Company believes that its portfolio is sufficiently diversified that such failures will not have a material impact on operations.

     In its day-to-day operations, the Company also deals with a number of other third parties whose Year 2000 readiness may affect the Company's operations. These third parties include
FNMA and

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

     The Plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems. Additional investigating is scheduled for second quarter 1999.

     Concurrent with the development and execution of the Plan is the evolution of the Company's Year 2000 Contingency Plan ("Contingency Plan"). The Contingency Plan addresses a wide variety of issues including: failure of a system during Year 2000 testing, failure of electrical, telecommunications, or water systems, failure of a system during the century date change and liquidity plan. Special consideration has been given to the weekend of the century date change. The Contingency Plan is intended to be a changing document based on the ongoing results of the project and is updated on a regular basis.

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

                     JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARIES

              Quantitative and Qualitative Disclosures
                       About Market Risk


     The Company does not believe that its exposure to market risk has materially changed from the levels reported at December 31, 1998 in its Annual Report on Form 10-K. The Company's principal market risk continues to consist of its exposure to changes in interest rates. Since the end of the last fiscal year, declining long-term interest rates have resulted in the prepayment or conversion to fixed rates of certain adjustable-rate residential mortgages. In order to maintain its rate sensitivity position, the Company has sold the resulting fixed-rate loans on the secondary market and invested the proceeds from these sales and from prepayments in additional adjustable-rate mortgages or in other rate-sensitive investment and mortgage backed securities. The decline in interest rates has benefited the net portfolio value of its assets, which are measured, by the present value of the expected cash flows from its assets, liabilities and off balance sheet contracts. The Company continues to monitor changes in the interest rate environment and adjust its asset/liability mix as necessary.

                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------
          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
               On May 5, 1999, the Company entered into an agreement (the "Shareholder Agreement") with Gary L. Holland, The Gary Holland Trust, Brad Barkau, William Drake, Mary K. Drake, The Mary K. Drake Family Limited Partnership, The William K. Drake Defined Benefit Plan, Contango Limited Partnership, Howard Watson, Susan M. Watson and Intrepid, Ltd. (the "Share-holders") pursuant to which the Board of Directors agreed to increase the size of the Board of Directors to seven members and to nominate, recommend to stockholders and solicit proxies in favor of the election of Gary L. Holland, Brad Barkau and Lloyd D. Doerflinger as management's nominees for election for three-year terms as directors at the 1999 Annual Meeting and Mr. Holland agreed to terminate his solicitation of proxies for a separate slate of nominees and to withdraw certain regulatory filings made in connection therewith. Upon their election to the Board of Directors, the Company has agreed to elect Messrs. Holland and Barkau to the Bank's Board of Directors and to cause them to remain on such board for as long as they serve as directors of the Company. The Company has further agreed to appoint either Mr. Holland or Mr. Barkau (but not both) to the Executive Committee, the Outside Loan Committee, and the Employee Compensation and Benefit Committee of the Company or the Bank (as requested by Messrs. Holland and Barkau) and to allow them to remain on such committees for so long as they serve as directors of the Company. Under the Shareholder Agreement, the Company will not take any action to prevent Messrs. Holland and Barkau from participating in the management and affairs of the Company to the same extent as other directors and will extend the same benefits and treatment to Messrs. Holland and Barkau as are extended to other directors. In the event that either Mr. Holland or Mr. Barkau is unwilling or unable to serve his initial term, the Board of Directors agreed to promptly fill the vacancy with a nominee recommended by whichever of Mr. Holland or Mr. Barkau remains in office and agreed to by two-thirds of the directors then in office. The Company has agreed not to seek the removal of either Mr. Holland or Mr. Barkau as a director absent a determination by the unanimous vote of the Board of Directors (other than Messrs. Holland and Barkau) that there is clear and convincing evidence that removal should be submitted to shareholders in accordance with the Company's Certificate of Incorporation. The Company also has agreed not to reconfigure, reclassify or increase or decrease the size of its Board of Directors, except in accordance with its Certificate of Incorporation, during the initial term of Messrs. Holland and Barkau, In addition, the Company has agreed not to allege that activities of the Shareholders violate certain provisions of the federal securities and banking laws or of the Company's Certificate of Incorporation. For as long as Messrs. Holland and Barkau serve on the Board of Directors pursuant to the Shareholder Agreement, the Company has agreed not to issue any preferred stock with voting rights (other than in the event of default in the payment of dividends) or securities convertible into or rights to acquire such preferred stock unless the issuance has been approved either by a unanimous vote of the Board of Directors or by 80% of the outstanding shares. Pursuant to the Shareholder Agreement, the Company has agreed to reimburse Mr. Holland for up to $100,000 in expenses incurred by him in connection with his proxy solicitation and related matters and to reimburse Messrs. Holland and Barkau for up to $15,000 in legal fees per calendar year in the event they believe they need separate counsel in order to carry out their duties as directors. The Company also agreed to use its reasonable efforts to cause any new director nominated by the Board of Directors to agree to be bound by the Shareholder Agreement. The Shareholders each agreed to vote in favor of management's three class I nominees at the Annual Meeting and also agreed, among other things, that until the earlier of the day after the 2000 annual meeting or July 31, 2000: (i) except in connection with a merger, consolidation or other combination or a sale of substantially all the Company's assets, they will not participate in any proxy solicitation in opposition to the recommendation of a majority of the Board of Directors or initiate a shareholder proposal; (ii) they will vote for management's nominees at the 2000 annual meeting provided that Messrs. Holland and Barkau will have certain rights to object to a nominee other than Messrs. Canfield, Throop or Joe L. Williams; and (iii) except to the extent that action is required of Messrs. Holland and Barkau to fill a vacancy in the Board created in the event that the other is unwilling or unable to serve, they will not nominate any individual to the Board of Directors other than management's nominees. In addition to the Company, the present directors and, in certain circumstances, officers have agreed to the covenants described above.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits. The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q and is also the Exhibit Index.

No.       Description
__        ___________
3.1       Certificate of Incorporation                 *
3.2       Bylaws                                       **
4.1       Specimen Stock Certificate                   ***
4.2       Rights Agreement, dated August 17, 1994,
          between Jefferson Savings Bancorp, Inc.
          and Boatmen's Trust Company                  ****
10.1      Jefferson Savings Bancorp, Inc. 1993 Stock
          Option and Incentive Plan                    *
10.2      Jefferson Savings Bancorp, Inc. Management
          Recognition Plan "A"                         *
10.3      Jefferson Savings Bancorp, Inc. Management
          Recognition Plan "B"                         *
10.4      Jefferson Savings Bancorp, Inc. Management
          Recognition Plan "C"                         *
10.5      Jefferson Savings Bancorp, Inc. Management
          Recognition Plan "D"                         *
10.6      Jefferson Savings Bancorp, Inc. Directors'
          Retirement Plan                              *****
10.7      Employment Agreement between Jefferson
          Savings Bancorp, Inc., Jefferson Savings
          and Loan Association and David V. McCay      *
10.8 Supplemental Retirement Agreement between Jefferson Savings and Loan Association and
          David V. McCay                               **
10.9      Form of Director's Deferred Compensation
          Agreement                                    *

10.10     Jefferson Savings and Loan Association
          Bonus Plan                                   *
10.11     Employment Agreement between Jefferson
          Savings Bancorp, Inc. and Joe L. Williams
10.12     Sixth Amendment to Employment Agreement,
          dated May 20, 1998, between Jefferson
          Savings Bancorp, Inc., Jefferson Savings
          and Loan Association and David V. McCay.     ******
10.13     First Amendment to Jefferson Savings and
          Loan Association Supplemental Retirement
          Agreement, dated May 20, 1998, by and
          between Jefferson Savings and Loan
          Association and David V. McCay.              ******
10.14     Amendment No. 2 to Jefferson Savings
          Bancorp, Inc. 1993 Stock Option and
          Incentive Plan, dated May 20, 1998.          ******
10.15     Trust Agreement for Jefferson Savings
          and Loan Association Supplemental
          Retirement Agreement, dated May 20,
          1998, by and between Jefferson Savings
          and Loan Association and Mercantile
          Bank, N.A.                                   ******
10.16     Shareholder Agreement, dated May 5,
          1999, by and among Jefferson Savings
          Bancorp, Inc., Gary L. Holland, The
          Gary Holland Trust, Brad Barkau,
          William Drake, Mary K. Drake, The
          Mary K. Drake Family Limited Partnership,
          The William K. Drake Defined Benefit Plan,
          Contango Limited Partnership, Howard Watson,
          Susan M. Watson and Intrepid, Ltd.
27        Financial Data Schedule (EDGAR only)
_______________
* Incorporated by reference from Registration Statement on form S-1 filed December 23, 1992 (File No. 33-56324)
**      Incorporated by reference from Form 10-K/A filed
        April 30, 1999.
*** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466)
**** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994.
***** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993 (File No. 33-56324)
****** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        (b) Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K during the quarter ending March 31, 1999.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JEFFERSON SAVINGS BANCORP, INC.
                          Registrant



Date:  May 14, 1999       /s/ Paul J. Milano
                          ------------------------------------
                          Paul J. Milano
                          Senior Vice President and Chief
                          Financial Officer
                          (Duly Authorized Representative and
                          Principal Financial Officer)