Form 10-Q
period 1999-06-30
JEFFERSON SAVINGS BANCORP INC
filed 1999-08-16
CIK 895470

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________


                     Commission File #0-21466

                JEFFERSON SAVINGS BANCORP, INC.
------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         DELAWARE                             43-1625841
-----------------------------        ---------------------------
(State or other jurisdiction        (I.R.S. Employer ID Number)
of incorporation or organization)

14915 MANCHESTER ROAD, BALLWIN, MISSOURI          63011
----------------------------------------       ----------
(Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code (314) 227-3000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X    NO
                           -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at July 31, 1999
----------------------------     -------------------------------
Common Stock, Par Value $.01            10,055,112 shares

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

                       INDEX to Form 10-Q


                                                            PAGE
                                                            ----
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    -  Consolidated Balance Sheets           3

                    -  Consolidated Statements of Income     4

                    -  Consolidated Statement of
                       Stockholders' Equity                  5

                    -  Consolidated Statements of
                       Cash Flows                            6

                    -  Notes to Consolidated Financial
                       Statements                            7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                               9

          Item 3.   Quantitative and Qualitative
                    Disclosures About Market Risk           25

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                       26

          Item 2.   Changes in Securities and Use
                    of Proceeds                             26

          Item 3.   Defaults Upon Senior Securities         26

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                        26

          Item 5.   Other Information                       27

          Item 6.   Exhibits and Reports on Form 8-K        27

          SIGNATURES                                        29

                  JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARY

                  Consolidated Balance Sheets

              June 30, 1999 and December 31, 1998

                          (Unaudited)

                                                               June 30,       December 31,
                       Assets                                   1999              1998
                       ------                                   ----              ----
Cash                                                       $     7,735,351      7,602,268
Interest-bearing deposits                                        8,858,508     11,271,419
                                                           ---------------  -------------
               Cash and cash equivalents                        16,593,859     18,873,687
Investment securities available for sale, at fair value
     (amortized cost of $104,510,374 and $154,058,689 at
     June 30, 1999 and December 31, 1998, respectively)        102,435,137    154,610,594
Mortgage-backed securities available for sale, at fair
     value (amortized cost of $125,260,078 and $32,492,371
     at June 30, 1999 and December 31, 1998, respectively)     121,576,113     32,363,687
Loans receivable, net                                        1,215,225,833  1,118,489,946
Investment in real estate, net                                     795,468      2,880,759
Stock in Federal Home Loan Banks                                17,491,600     11,881,400
Office properties and equipment, net                            11,628,785     10,528,413
Deferred tax asset                                                 986,253             --
Excess cost over fair value of net assets acquired              20,984,006     22,141,345
Accrued income and other assets                                 17,911,702     11,689,680
                                                           ---------------  -------------
                                                           $ 1,525,628,756  1,383,459,511
                                                           ===============  =============

     Liabilities and Stockholders' Equity
     ------------------------------------

Savings deposits                                           $ 1,007,246,856  1,038,176,484
Borrowed money                                                 377,219,272    209,515,534
Deferred tax liability                                                  --      1,467,000
Advance payments by borrowers for taxes and insurance            8,046,771      2,963,938
Accrued expenses and other liabilities                           8,923,667      7,497,854
                                                           ---------------  -------------
          Total liabilities                                  1,401,436,566  1,259,620,810
                                                           ---------------  -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized
          5,000,000 shares; none issued                                 --             --
     Common stock ($.01 par value):  Authorized 20,000,000
          shares; issued 10,098,373 shares at June 30, 1999
          and December 31, 1998, respectively                     100,984         100,984
     Additional paid-in capital                                64,741,103      65,404,131
     Retained earnings, subject to certain restrictions        67,353,590      63,957,771
     Accumulated other comprehensive income (loss)             (3,455,202)        254,221
     Unamortized restricted stock awards                          (70,909)        (74,243)
     Unearned ESOP shares                                      (4,210,957)     (4,684,142)
     Treasury stock, at cost: 22,361 shares and 73,240
          shares at June 30, 1999 and December 31, 1998,
          respectively                                            (266,419)    (1,120,021)
                                                           ---------------  -------------
          Total stockholders' equity                           124,192,190    123,838,701
                                                           ---------------  -------------
                                                           $ 1,525,628,756  1,383,459,511
                                                           ===============  =============

See accompanying notes to consolidated financial statements.
                                          3

                     JEFFERSON SAVINGS BANCORP, INC.
                            AND SUBSIDIARY

                  Consolidated Statements of Income

         Three and six months ended June 30, 1999 and 1998

                           (Unaudited)


                                                               Three months                 Six months
                                                              ended June 30,               ended June 30,
                                                           -------------------           -----------------
                                                           1999           1998           1999         1998
                                                           ----           ----           ----         ----
Interest and dividend income:
     Loans receivable                                  $ 22,999,539     17,963,169     44,114,052   36,564,279
     Mortgage-backed securities                           1,835,314        998,039      2,672,880    2,239,442
     Investment securities                                1,739,058      2,737,729      4,008,602    5,093,354
     Interest-bearing deposits and federal funds sold       208,943        593,838        549,512      913,615
     Stock in Federal Home Loan Banks                       262,577        172,486        462,125      436,360
                                                       ------------     ----------     ----------   ----------
          Total interest and dividend income             27,045,431     22,465,261     51,807,171   45,247,050
                                                       ------------     ----------     ----------   ----------
Interest expense:
     Savings deposits                                    11,982,982     13,227,945     24,276,168   26,333,963
     Borrowed money                                       4,587,183        927,357      7,597,742    1,857,718
                                                       ------------     ----------     ----------   ----------
          Total interest expense                         16,570,165     14,155,302     31,873,910   28,191,681
                                                       ------------     ----------     ----------   ----------
          Net interest income                            10,475,266      8,309,959     19,933,261   17,055,369
Provision for losses on loans                                    --     (1,200,000)            --   (1,200,000)
                                                       ------------     ----------     ----------   ----------
          Net interest income after
          provision for losses on loans                  10,475,266      9,509,959     19,933,261   18,255,369
                                                       ------------     ----------     ----------   ----------
Noninterest income:
     Servicing and other loan fees                          172,191        230,087        335,098      494,058
     Fees for other services to customers                   333,037        262,340        578,662      496,111
     Gain on sales of investment securities, net             19,985             --         19,985           --
     Gain on sales of mortgage-backed securities, net            --         48,166         36,990       48,166
     Gain on sales of loans receivable, net                 198,100        452,104        445,463    1,080,710
     Real estate operations, net                            (69,555)       128,700       (167,495)     164,192
     Other                                                   96,766          4,892        268,531      155,964
                                                       ------------     ----------     ----------   ----------
          Total noninterest income                          750,524      1,126,289      1,517,234    2,439,201
                                                       ------------     ----------     ----------   ----------
Noninterest expense:
     General and administrative:
          Compensation and employee benefits              3,409,807      3,860,568      6,493,695    7,180,533
          Occupancy                                         809,280        810,670      1,583,299    1,560,144
          Advertising                                       730,285        156,695        859,427      262,654
          Federal insurance premiums                        152,046        239,914        313,222      489,565
          Legal, examination, and other professional fees   657,632        504,378      1,093,149      825,363
          Other                                           1,159,841      1,081,169      2,242,846    2,152,569
                                                       ------------     ----------     ----------   ----------
          Total general and administrative                6,918,891      6,653,394     12,585,638   12,470,828
     Amortization of excess cost over fair value
          of net assets acquired                            447,789        452,728        897,224      903,644
                                                       ------------     ----------     ----------   ----------
          Total noninterest expense                       7,366,680      7,106,122     13,482,862   13,374,472
                                                       ------------     ----------     ----------   ----------
          Income before income taxes                      3,859,110      3,530,126      7,967,633    7,320,098
Income tax expense                                        1,567,000      1,710,000      3,247,000    3,303,500
                                                       ------------     ----------     ----------   ----------
          Net income                                   $  2,292,110      1,820,126      4,720,633    4,016,598
                                                       ============     ==========     ==========   ==========
Earnings per share, basic                              $        .24            .19            .50          .43
                                                       ============     ==========     ==========   ==========
Earnings per share, diluted                            $        .24            .18            .49          .41
                                                       ============     ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

                   JEFFERSON SAVINGS BANCORP, INC.
                          AND SUBSIDIARY

         Consolidated Statement of Stockholders' Equity and
                       Comprehensive Income

                 Six months ended June 30, 1999

                           (Unaudited)

                                                                                          Accumulated   Unamortized
                                    Common stock        Additional                          other        restricted
                                   --------------        paid-in          Retained       comprehensive     stock
                                 Shares      Dollars     capital          earnings       income (loss)    awards
                                 ------     ---------   --------          --------       -------------    -------
Balance at December 31, 1998   10,098,373   $ 100,984   $ 65,404,131    $ 63,957,771     $ 254,221       $ (74,243)

Comprehensive income:
  Net income                           --          --             --       4,720,633            --              --
  Other comprehensive
    income, net of
    reclassification
    adjustment                         --          --             --              --    (3,709,423)             --
      Total comprehensive income

Dividends paid ($.14 per share)        --          --             --      (1,324,814)           --              --

Stock issued in dividend
     reinvestment and stock            --          --        (11,705)             --            --              --
     purchase plan

Amortization of restricted
     stock awards                      --          --          5,667              --            --           3,334

Amortization of ESOP shares            --          --        363,566              --            --              --

Stock options exercised                --          --     (1,155,556)             --            --              --

Purchase of treasury stock             --          --             --              --            --              --

Tax benefit of non-incentive
     stock options exercised           --          --        135,000              --            --              --
                               ----------   ---------   ------------    ------------     ---------       ---------
Balance at June 30, 1999       10,098,373   $ 100,984   $ 64,741,103    $ 67,353,590  $ (3,455,202)      $ (70,909)
                               ==========   =========   ============    ============  ============       =========


                                             Unearned            Treasury stock             Total
                                               ESOP            ------------------        stockholders'
                                              shares           Shares     Dollars           equity
                                              ------          ---------   --------          ------
Balance at December 31, 1998             $  (4,684,142)      (73,240)  $ (1,120,021)    $ 123,838,701
  Net income                                        --            --             --         4,720,633
  Other comprehensive
    income, net of
    reclassification
    adjustment                                     --            --             --         (3,709,423)
                                                                                           ----------
      Total comprehensive income                                                            1,011,210

Dividends paid ($.14 per share)                    --            --             --         (1,324,814)

Stock issued in dividend
     reinvestment and stock
     purchase plan                                 --         5,272         72,623             60,918

Amortization of restricted
     stock awards                                  --            --             --              9,001

Amortization of ESOP shares                    473,185           --             --            836,751

Stock options exercised                             --      124,807      1,780,823            625,267

Purchase of treasury stock                          --      (79,200)      (999,844)          (999,844)

Tax benefit of non-incentive
     stock options exercised                       --           --              --            135,000
                                         ------------      --------   ------------      -------------
Balance at June 30, 1999                 $ (4,210,957)      (22,361)   $  (266,419)     $ 124,192,190
                                         ============      ========    ===========      =============

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows

           Six months ended June 30, 1999 and 1998

                         (Unaudited)

                                                                    1999           1998
                                                                    ----           ----

Cash flows from operating activities:
     Net income                                               $  4,720,633      4,016,598
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                     2,684,221      3,333,518
               Provision for losses on loans                            --     (1,200,000)
               Net gain on sales of assets                        (585,247)    (1,337,726)
               Loans originated for sale                       (32,312,564)   (47,389,331)
               Sale of loans originated for sale                34,251,895     47,179,847
               Deferred income taxes                            (2,453,253)      (131,300)
               Stock dividend from Federal Home Loan Banks         (53,100)       (96,500)
               Other, net                                       (1,682,451)     3,218,138
                                                              ------------    -----------
                    Net cash provided by operating activities    4,570,134      7,593,244
                                                              ------------    -----------
Cash flows from investing activities:
     Principal repayments on:
          Loans receivable                                     288,067,153    226,647,919
          Mortgage-backed securities                             4,110,458     18,506,458
     Proceeds from maturity of investment securities            69,095,000     56,020,000
     Proceeds from sale of:
          Loans receivable                                              --     22,276,757
          Mortgage-backed securities available for sale          4,676,186     45,347,468
          Investment securities available for sale               5,010,938             --
     Proceeds from redemption of Federal Home Loan Bank stock    3,046,900      8,924,400
     Cash invested in:
          Loans receivable - originated                       (230,184,574)  (120,417,588)
          Loans receivable - purchased                        (156,514,353)  (126,002,841)
          Mortgage-backed securities                          (101,591,817)            --
          Investment securities                                (24,481,996)  (129,970,313)
          Stock in Federal Home Loan Banks                      (8,604,000)            --
     Proceeds from sale of real estate                           2,133,345      3,310,792
     Other, net                                                 (1,767,117)      (672,727)
                                                              ------------    -----------
                Net cash (used in) provided by investing
                    activities                                (147,003,878)     3,970,325
                                                              ------------    -----------
Cash flows from financing activities:
     Increase (decrease) in savings deposits, net              (30,994,180)     1,055,167
     Increase (decrease) in borrowed money                     167,703,738     (3,609,986)
     Increase in advance payments by borrowers for taxes
        and insurance                                            5,082,833      4,981,731
     Dividends paid                                             (1,324,814)    (1,300,371)
     Other, net                                                   (313,661)       194,913
                                                              ------------    -----------
                Net cash provided by financing
                    activities                                 140,153,916      1,321,454
                                                              ------------    -----------
                Increase (decrease) in cash and
                    cash equivalents                            (2,279,828)    12,885,023

Cash and cash equivalents at beginning of period                18,873,687     31,582,998
                                                              ------------    -----------
Cash and cash equivalents at end of period                    $ 16,593,859     44,468,021
                                                              ============    ===========

Supplemental disclosures of cash flow information:
          Interest paid                                       $ 31,983,200     28,265,879
          Income taxes paid                                      3,851,585      3,514,559
     Noncash investing activities:
          Additions to real estate acquired in settlement
               of loans or through foreclosure                     282,263      4,403,383
          Loans originated to finance the sale of real estate      126,400      1,047,500
     Noncash financing activity - interest credited
        to savings deposits                                     18,210,730     19,459,924
                                                              ============    ===========


See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

              Notes to Consolidated Financial Statements
                            June 30, 1999

                           (Unaudited)


(1)   BASIS OF PRESENTATION
           The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1999 and 1998, respectively.

           Operating results for the three and six months ended
June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)   PRINCIPLES OF CONSOLIDATION
           The accompanying unaudited consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Jefferson Heritage Bank ("Jefferson Heritage" or "the Bank"). On December 31, 1998, the Company merged First Federal Savings Bank of North Texas into Jefferson Savings and Loan Association, F.A. ("Jefferson Savings") and now operates as a single business segment. On January 20, 1999, Jefferson Savings changed its name to Jefferson Heritage Bank. Jefferson Heritage's wholly owned subsidiaries are Jefferson Heritage Mortgage Company, Jefferson Financial, Inc., Jefferson Financial Corporation and First Service Corporation, Inc. All significant intercompany items have been eliminated.

(3)   Earnings Per Share
           The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month and six-month periods ended June 30, 1999 and 1998:


                                                             Three months ended June 30,
                                                                  1999           1998
                                                                  ----           ----
Numerator:
  Net income (basic and diluted earnings per share)           $ 2,292,110     1,820,126
                                                              ===========     =========
Denominator:
  Average shares outstanding (basic earnings per share)         9,510,394     9,338,831
Effect of dilutive stock options                                  199,298       532,563
                                                              -----------     ---------
Average shares outstanding after assumed
   conversions (diluted earnings per share)                     9,709,692     9,871,394
                                                              ===========     =========

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

              Notes to Consolidated Financial Statements
                            June 30, 1999

                           (Unaudited)


                                                                Six months ended June 30,
                                                                    1999           1998
                                                                    ----           ----
Numerator:
     Net income (basic and diluted earnings per share)           $4,720,633     4,016,598
                                                                 ==========     =========
Denominator:
     Average shares outstanding (basic earnings per share)        9,488,791     9,319,902
     Effect of dilutive stock options                               227,742       522,360
                                                                 ----------     ---------
          Average shares outstanding after assumed
               conversions (diluted earnings per share)           9,716,533     9,842,262
                                                                 ==========     =========

Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

(4)   COMPREHENSIVE INCOME
           Comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998 is summarized as follows:

                                                           Three months ended June 30,
                                                                 1999          1998
                                                                 ----          ----
Net income                                                  $ 2,292,110      1,820,126

Other comprehensive income (loss):
     Realized and unrealized holding gain (loss)
          arising during the period, net of tax              (3,167,497)      (153,412)
     Less: reclassification adjustment for realized
          gain (loss) included in net income, net of tax         11,991         28,900
                                                             ----------      ---------
               Total other comprehensive income (loss)       (3,179,488)      (182,312)
                                                             ----------      ---------

Total comprehensive income                                  $  (887,378)     1,637,814
                                                            ===========      =========


                                                           Six months ended June 30,
                                                                 1999          1998
                                                                 ----          ----
Net income                                                  $ 4,720,633      4,016,598

Other comprehensive income (loss):
     Realized and unrealized holding gain (loss)
          arising during the period, net of tax              (3,675,238)       (91,176)
     Less: reclassification adjustment for realized
          gain (loss) included in net income, net of tax         34,185         28,900
                                                             ----------      ---------
               Total other comprehensive income (loss)       (3,709,423)      (120,076)
                                                             ----------      ---------
Total comprehensive income                                  $ 1,011,210      3,896,522
                                                            ===========      =========

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


The following discussion reviews the financial condition and the results of operations of the Company as of and for the three and six months ended June 30, 1999.

FINANCIAL CONDITION

     The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits. The Company has targeted new loan markets to provide another source of loan production. It recently formed Jefferson Heritage Mortgage Company, a wholly owned subsidiary of Jefferson Heritage. The mortgage company will initially penetrate markets outside the Bank's primary lending areas with the production of permanent mortgage and higher yielding construction loans. The targeted secondary markets include El Paso, Austin, Nashville, Phoenix, Tucson, Las Vegas, and Oklahoma City. The Company has also developed new financial products designed to attract noninterest bearing deposits and increase fee income.

     The Company's total assets increased $142.2 million, or 10.3%, to $1.53 billion at June 30, 1999 from $1.38 billion at December 31, 1998. Loans receivable increased $96.7 million, or 8.6%, to $1.22 billion at June 30, 1999 from $1.12 billion at December 31, 1998.

     The Company supplements asset growth with the purchase of investment and mortgage-backed securities. It chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. Mortgage-backed securities increased $89.2 million, or 275.7%, to $121.6 million at June 30, 1999 from $32.4 million at December 31, 1998. Investment securities decreased $52.2 million, or 33.7%, to $102.4 million at June 30, 1999 from $154.6 million at December 31, 1998. The increase in mortgage-backed securities was funded by the decrease in investment securities and advances from the Federal Home Loan Bank ("FHLB") of Des Moines and was undertaken as part of the Company's strategy to better leverage its capital.

     The Company has substantial borrowing capacity with the FHLB and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. Savings deposits decreased $30.9 million, or 3.0%, from $1.04 billion at December 31, 1998 to $1.01 billion at June 30, 1999. Borrowed money increased $167.7 million, or 80.0%, from $209.5 million at December 31, 1998 to $377.2 million at June 30, 1999.

     Stockholders' equity increased $353,000, or .3%, to $124.2 million at June 30, 1999 from $123.8 million at December 31, 1998. The ratio of stockholders' equity to assets declined to 8.14% at June 30, 1999 compared to 8.95% at December 31, 1998 consistent with management's plan to better leverage stockholders' equity. The Company's book value per share at June 30, 1999 was $13.01 compared to $13.13 at December 31, 1998. Unearned ESOP shares of 528,237 and 591,503 were excluded in calculating book value per share at June 30, 1999 and December 31, 1998, respectively. The Company's board of directors approved, on September 3, 1998, the repurchase of up to 300,000 shares of its common stock in the open market. The Company repurchased 79,200 shares during the first six months of 1999 and 63,600 shares remain to be purchased under the current program. There were 10,076,012 common shares outstanding at June 30, 1999.

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND COSTS

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities including the average yield on such assets and the average cost of such liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average three-month and six-month average balances of assets or liabilities, respective-ly, for the periods indicated. During 1999 the method used to calculate average balances was changed from average month-end balances during 1998 to average daily balances during 1999. The use of average daily balances during the 1998 periods would not have resulted in a material difference in the information presented. During the periods indicated, nonaccrual loans are included in loans receivable.

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


                                                                Three month period ended June 30,
                                             -------------------------------------------------------------------
                                                         1999                                 1998
                                                     -------------                        ------------
                                                                    Average                             Average
                                             Average                Yield/        Average                Yield/
                                             Balance    Interest     Cost         Balance    Interest    Cost
                                             -------    --------     ----         -------    --------    -----
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable                       $ 1,195,771  $23,000      7.69%       $  902,586   $ 17,963    7.96%
   Mortgage-backed securities                 120,895    1,835      6.07            60,078        998    6.64
   Investment securities                      110,069    1,739      6.32           173,676      2,738    6.31
   Other interest-earning assets               32,826      472      5.75            48,039        766    6.38
                                          -----------  -------                  ----------   --------
         Total interest-earning assets      1,459,561   27,046      7.41         1,184,379     22,465    7.59
Noninterest-earning assets                     56,489   ------                      58,537     ------
                                          -----------                           ----------
         Total assets                     $ 1,516,051                           $1,242,916
                                          ===========                           ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts     $  247,147  $ 1,839      2.98        $  232,259    $ 1,848     3.18
      Certificates of deposit                 767,901   10,144      5.28           809,388     11,380     5.62
                                          -----------  -------                  ----------   --------
         Total savings deposits             1,015,048   11,983      4.72         1,041,647     13,228     5.08
   Borrowed money                             353,444    4,587      5.19            62,614        927     5.92
                                          -----------  -------                  ----------   --------
         Total interest-bearing
           liabilities                      1,368,492   16,570      4.84         1,104,261     14,155     5.13
                                                        ------                                 ------
Noninterest-bearing liabilities                21,782                               18,631
                                          -----------                           ----------
         Total liabilities                  1,390,274                            1,122,892
Stockholders' equity                          125,777                              120,024
                                          -----------                           ----------
         Total liabilities and
           stockholders' equity            $1,516,051                           $1,242,916
                                           ==========                           ==========
Net interest income                                     $10,476                                $8,310
                                                        =======                                ======

Interest rate spread                                                2.57%                                2.46%
                                                                    ====                                 ====
Net interest margin                                                 2.87%                                2.81%
Ratio of average interest-earning assets                            ====                                 ====
   to average interest-bearing liabilities    106.65%                              107.26%
                                              ======                               ======



                                                                  Six month period ended June 30,
                                             -------------------------------------------------------------------
                                                         1999                                 1998
                                                     -------------                        ------------
                                                                    Average                             Average
                                             Average                Yield/        Average                Yield/
                                             Balance    Interest     Cost         Balance    Interest    Cost
                                             -------    --------     ----         -------    --------    -----
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable                       $ 1,154,156  $44,114      7.64%        $ 910,120   $ 36,564    8.04%
   Mortgage-backed securities                  88,484    2,673      6.04            70,000      2,239    6.40
   Investment securities                      126,531    4,009      6.34           158,400      5,093    6.43
  Other interest-earning assets                38,551    1,012      5.25            44,269      1,351    6.10
                                          -----------  -------                   ----------   --------
         Total interest-earning assets      1,407,722   51,807      7.36         1,182,788     45,247    7.65
Noninterest-earning assets                     55,247   ------                      59,402     ------
                                          -----------                           ----------
         Total assets                     $ 1,462,969                            1,242,191
                                          ===========                           ==========


Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts    $  243,864  $  3,640     2.98        $  231,843   $  3,680   3.17%
      Certificates of deposit                776,735    20,637     5.31           809,798     22,654   5.59
                                          ----------   -------                 ----------   --------
         Total savings deposits            1,020,599    24,276     4.76         1,041,641     26,334   5.06

   Borrowed money                            297,790     7,598     5.10            64,242      1,858   5.78
                                          ----------   -------                  ----------   --------
         Total interest-bearing
           liabilities                     1,318,389    31,874     4.84         1,105,883     28,192   5.10
                                                        ------                                ------
Noninterest-bearing liabilities               19,150                               17,588
                                          ----------                           ----------
         Total liabilities                 1,337,538                            1,123,471
Stockholders' equity                         125,431                              118,720
                                          ----------                           ----------
         Total liabilities and
           stockholders' equity           $1,462,969                           $1,242,191
                                          ==========                           ==========
Net interest income                                    $ 19,933                             $ 17,055
                                                       ========                             ========
Interest rate spread                                              2.53%                               2.55%
                                                                  ====                                ====
Net interest margin                                               2.83%                               2.88%
                                                                  ====                                ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities    106.78%                              106.95%
                                              ======                               ======

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


                                                  Three and six month periods ended June 30, 1999 and 1998
                                                  ---------------------------------------------------------
                                               Three months of 1999  vs. 1998      Six months of 1999  vs. 1998
                                               ------------------------------      -----------------------------
                                                 Increase (Decrease) Due to         Increase (Decrease) Due to
                                               ------------------------------      -----------------------------
                                                Volume       Rate       Total       Volume      Rate      Total
                                                ------       ----       -----      ------       ----      -----
                                                                          (In thousands)
Interest and dividend income:
   Loans receivable                            $ 4,928     $  109     $ 5,037      $12,411    $(4,861)  $ 7,550
   Mortgage-backed securities                      810         27         837          711       (337)      434
   Investment securities                          (906)       (93)       (999)      (1,011)       (74)   (1,085)
   Other interest-earning assets                  (215)       (79)       (294)        (163)      (176)     (339)
                                               -------     ------     -------      -------    -------   -------
        Total interest and dividend income       4,617        (36)      4,581       12,008     (5,448)    6,560
                                               -------     ------     -------      -------    -------   -------

Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market accounts             36        (45)         (9)         390       (431)      (41)
      Certificates  of deposit                    (553)      (683)     (1,236)        (904)    (1,113)   (2,017)
                                               -------     ------     -------      -------    -------   -------
            Total savings deposits                (517)      (728)     (1,245)        (514)    (1,544)   (2,058)
   Borrowed money                                3,640         20       3,660        6,407       (667)    5,740
                                               -------     ------     -------      -------    -------   -------
            Total interest expense               3,123       (708)      2,415        5,893     (2,211)    3,682
                                               -------     ------     -------      -------    -------   -------
            Change in net interest income      $ 1,494    $   672     $ 2,166      $ 6,115    $(3,237)  $ 2,878
                                               =======     ======     =======      =======    =======   =======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

     NET INCOME. Net income for the second quarter of 1999 increased to $2.3 million compared to $1.8 million for the second quarter of 1998. Basic and diluted earnings per share increased to $0.24 and $0.24, respectively for the second quarter of 1999 compared to $0.19 and $0.18, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the second quarter of 1999 were 7.29% and 0.60%, respectively compared to 6.09% and 0.59%, respectively for the second quarter of 1998.

     NET INTEREST INCOME. Net interest income for the second quarter of 1999 increased $2.2 million, or 26.1%, to $10.5 million compared to $8.3 million for the second quarter of 1998. The increase was the result of an increase in the average balance of net interest-earning assets and an increase in the Company's interest rate spread from 2.47% for the quarter ended June 30, 1998 to 2.57% for the quarter ended June 30, 1999. The growth in net interest-earning assets was primarily the result of strong growth in loans receivable. The increase in the interest rate spread was the result of a 29 basis point decrease in the average cost of interest-bearing liabilities partially offset by a 19 basis point decrease in the average yield on interest-earning assets.

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $4.6 million, or 20.4%, from $22.5 million for the second quarter of 1998 to $27.0 million for the second quarter of 1999. The increase resulted from an increase in the average balance of interest-earning assets from $1.18 billion for the second quarter of 1998 to $1.46 billion for the second quarter of 1999 partially offset by a decline in the average yield on interest earning assets from 7.60% to 7.41% during the same periods.

     Interest income on loans receivable increased $5.0 million, or 28.0%, as the result of a $294.6 million increase in the average balance of loans receivable between the comparable periods partially offset by a decrease in the average yield from 7.97% for the second quarter of 1998 to 7.69% for the second quarter of 1999. Loan originations grew 49%, to approximately $137 million for the second quarter of 1999 compared to approximately $92 million for the comparable period in 1998.
The Company experienced an increase in construction loan activity in its Dallas market and in its new market areas of Austin, El Paso, and Phoenix. In addition, the Company experienced an increase in commercial real estate lending in its St. Louis market. As expected in the current rate environment, the Company continued to experience significant loan repayments, which totaled approximately $145 million for the second quarter of 1999 compared to approximately $122 million for the second quarter of 1998. Refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. The Company continued to supplement its loan origination activity with loan purchases to help offset the effect of this high repayment activity. Loan purchases totaled $58 million for the second quarter of 1999 compared to $89 million for the second quarter of 1998.

     Combined interest income on all other interest-earning assets decreased $456,000, or 10.1%, mainly as the result of a $18.2 million decrease in the combined average balance. Funds from repayments, sales, and maturities were reinvested in higher yielding loans receivable.

     INTEREST EXPENSE. Interest expense increased $2.4 million, or 17.1%, from $14.2 million for the second quarter of 1998 to $16.6 million for the second quarter of 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $3.7 million mainly as the result of a $290.4 million increase in the average balance as the Company used borrowed money to fund asset growth. Interest expense on savings deposits decreased $1.2 million as the result of a decrease in the average cost from 5.08% for the second quarter on 1998 to 4.72% for the second quarter of 1998 combined with a $25.6 million decrease in the average balance.

     PROVISION FOR LOSSES ON LOANS. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Based on this evaluation, no provision for
                              13

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


losses on loans was recorded during the six months ended June 30, 1999. The Company recaptured $1.2 million of loan loss reserves during the six months ended June 30, 1998 by recording a credit to the provision for losses on loans. At June 30, 1999, the allowance for losses on loans was $6.6 million, which represented .55% of net loans receivable compared to $6.7 million, or .60% of net loans receivable at December 31, 1998. Loan charge-offs declined to $22,000 for the first six months of 1999 compared to $250,000 for the first six months of 1998. At June 30, 1999, the ratio of nonaccruing loans to net loans receivable was .63% compared to .33% at December 31, 1998. The increase in the ratio was due to a $3.2 million increase in nonaccruing loans partially offset by a $96.7 million, or 8.6%, increase in net loans receivable.

     NONINTEREST INCOME. Total noninterest income decreased $922,000, or 37.8%, from $2.4 million for the six months ended June 30, 1998 to $1.5 million for the six months ended June 30, 1999 primarily due to lower gains on sale of loans and real estate operations and reduced servicing and other loan fees, partially offset by increases in other noninterest income and fees for other services to customers. Gain on sale of loans decreased $635,000, or 58.8%, from $1.1 million for the six months ended June 30, 1998 to $445,000 for the six months ended June 30, 1999. Loan sales declined from $69.5 million to $34.3 million during the same periods as the result of a decline in the demand for the Company's thirty-year, fixed-rate loan products which the Company sells at the time of origination to limit its exposure to interest rate risk. Real estate operations decreased $332,000 primarily due to $171,000 in write-downs on three foreclosed properties during the six months ended June 30, 1999 compared to gains of $208,000 during the six months ended June 30, 1998. Servicing and other fees decreased $159,000, or 32.2%, primarily due to a $65,000 decrease in loan conversion fee income and a $44,000 increase in expense related to the amortization of capitalized mortgage servicing rights. Other noninterest income increased $113,000 primarily due to a $54,000 increase in commissions related to check processing. Fees for other services to customers increased $83,000, or 16.6%, primarily due to a $81,000 increase in commissions related to the sale of financial services.

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


     NONINTEREST EXPENSE. Noninterest expense increased $108,000, or .8%, from $13.4 million for the six months ended June 30, 1998 to $13.5 million for the six months ended June 30, 1999 primarily due to increases in advertising and legal, examination and other professional fees, partially offset by decreases in compensation and employee benefits and federal deposit insurance premiums. Advertising increased $597,000 due primarily to approximately $600,000 of nonrecurring expenses associated with the Bank's recent name change. Legal, examina-tion and other professional fees increased $268,000 due primarily to approximately $200,000 of nonrecurring expenses related to the agreement reached with several of the Company's major shareholders regarding the election of directors at its June 21, 1999 annual meeting. Compensation and employee benefits decreased $687,000 primarily due to a $1.1 million reduction in expense related to the Company's employee stock ownership plan ("ESOP"), a $143,000 increase in compensation deferred under SFAS No. 91, which relates to direct salary expense allocated to loans originated and a $86,000 reduction in medical expenses related to the Company's change in medical insurance programs. ESOP expense is based on the average market value of the Company's stock which decreased approximately 51.8% between the respective periods. This activity was partially offset by a $478,000 increase in salary expense and a $305,000 increase in retail incentives and loan commissions. Federal deposit insurance premiums decreased $176,000, or 36.0%, from $490,000 for the six months ended June 30, 1998 to $313,000 for the six months ended June 30, 1999 due to a decrease in the balance of savings deposits and a reduction in the premium rate from 0.091% to 0.061% effective January 1, 1999.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the six months ended June 30, 1999 was 36.6% compared to 40.2% for the like period in 1998. The effective tax rates for 1999 and 1998 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

     NET INCOME. Net income for the six months ended June 30, 1999 increased to $4.7 million compared to $4.0 million for the six months ended June 30, 1998. Basic and diluted earnings per share increased to $0.50 and $0.49, respectively for the six months ended June 30, 1999 compared to $0.43 and $0.41, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the six months ended June 30, 1999 were 7.53% and 0.65%, respectively compared to 6.77% and 0.65%, respectively for the six months ended June 30, 1998.

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 increased $2.9 million, or 16.9%, to $19.9 million compared to $17.1 million for the six months ended June 30, 1998. The increase was the result of an increase in the average balance of net interest-earning assets partially offset by a decrease in the Company's interest rate spread from 2.55% for the six months ended June 30, 1998 to 2.53% for the six months ended June 30, 1999. The growth in net interest-earning assets was primarily the result of strong growth in loans receivable. The decrease in the interest rate spread was primarily the result of a 29 basis point decrease in the average yield on interest-earning assets partially offset by a 26 basis point decrease in the average cost of savings deposits and borrowed money.

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $6.6 million, or 14.5%, from $45.2 million for the six months ended June 30, 1998 to $51.8 million for the six months ended June 30, 1999. The increase resulted from an increase in the average balance of interest-earning assets from $1.18 billion for the six months ended June 30, 1998 to $1.41 billion for the six months ended June 30, 1999 partially offset by a decline in the average yield on interest earning assets from 7.65% to 7.36% during the same periods.

     Interest income on loans receivable increased $7.5 million, or 20.6%, as the result of a $244.0 million increase in the average balance of loans receivable between the comparable periods partially offset by a decrease in the average yield from 8.04% for the six months ended June 30, 1998 to 7.64% for the six months ended June 30, 1999. Loan originations grew 56%, to approximately $262 million for the six months ended June 30, 1999 compared to approximately $168 million for the comparable period in 1998. The Company experienced an increase in construction loan activity in its Dallas market and in its new market areas of Austin, El Paso, and Phoenix. In addition, the Company experienced an increase in commercial real estate lending in its St. Louis market. As expected in the current rate environment, the Company continued to experience significant loan repayments, which totaled approximately $288 million for the six months ended June 30, 1999 compared to approximately $227 million for the six months ended June 30, 1998. The 1999 repayment activity equates to an annualized repayment rate of approximately 52% of the portfolio balance at December 31, 1998. Refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. The Company continued to supplement its loan origination activity with loan purchases to help offset the effect of this high repayment activity. Loan purchases totaled $157 million for the six months ended June 30, 1999 compared to $126 million for the six months ended June 30, 1998.

     Combined interest income on all other interest-earning assets decreased $990,000, or 11.4%, mainly as the result of a $19.1 million decrease in the combined average balance. Funds from repayments, sales, and maturities were reinvested in higher yielding loans receivable.

     INTEREST EXPENSE. Interest expense increased $3.7 million, or 13.1%, from $28.2 million for the six months ended June 30, 1998 to $31.9 million for the six months ended June 30, 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $5.7 million as the result of a $233.5 million increase in the average balance partially offset by a decrease in the average cost from 5.78% for the second quarter on 1998 to 5.10% for the six months ended June 30, 1998. Interest expense on savings deposits decreased $2.1 million as the result of a decrease in the average cost from 5.06% for the six months ended June 30, 1998 to 4.76% for the six months ended June 30, 1999 combined with a $21.0 million decrease in the average balance.

     PROVISION FOR LOSSES ON LOANS. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Based on this evaluation, no provision for losses on loans was recorded during the six months ended June 30, 1999. The Company recaptured $1.2 million of loan loss reserves during the six months ended June 30, 1998 by recording a credit to the provision for losses on loans. At June 30, 1999, the allowance for losses on loans was $6.6 million, which represented .55% of net loans receivable compared to $6.7 million, or .60% of net loans receivable at December 31, 1998. Loan charge-offs declined to $22,000 for the first six months of 1999 compared to $250,000 for the first six months of 1998. At June 30, 1999, the ratio of nonaccruing loans to net loans receivable was .63% compared to .33% at December 31, 1998. The increase in the ratio was due to a $3.2 million increase in nonaccruing loans partially offset by a $96.7 million, or 8.6%, increase in net loans receivable.

     NONINTEREST INCOME. Total noninterest income decreased $922,000, or 37.8%, from $2.4 million for the six months ended June 30, 1998 to $1.5 million for the six months ended June 30, 1999 primarily due to lower gains on sale of loans and real estate operations and reduced servicing and other loan fees, partially offset by increases in other noninterest income and fees for other services to customers. Gain on sale of loans decreased $635,000, or 58.8%, from $1.1 million for the six months ended June 30, 1998 to $445,000 for the six months ended June 30, 1999. Loan sales declined from $69.5 million to $34.3 million during the same periods as the result of a decline in the demand for the Company's thirty-year, fixed-rate loan products which the Company sells at the time of origination to limit its exposure to interest rate risk. Real estate operations decreased $332,000 primarily due to $171,000 in write-downs on three foreclosed properties during the six months ended June 30, 1999 compared to gains of $208,000 during the six months ended June 30, 1998. Servicing and other fees decreased $159,000, or 32.2%, primarily due to a $65,000 decrease in loan conversion fee income and a $44,000 increase in expense related to the amortization of capitalized mortgage servicing rights. Other noninterest income increased $113,000 primarily due to a $54,000 increase in commissions related to check processing. Fees for other services to customers increased $83,000, or 16.6%, primarily due to a $81,000 increase in commissions related to the sale of financial services.

     NONINTEREST EXPENSE. Noninterest expense increased $108,000, or .8%, from $13.4 million for the six months ended June 30, 1998 to $13.5 million for the six months ended June 30, 1999 primarily due to increases in advertising and legal, examination and other professional fees, partially offset by decreases in compensation and employee benefits and federal deposit insurance premiums. Advertising increased $597,000 due primarily to approximately $600,000 of nonrecurring expenses associated with the Bank's recent name change. Legal, examina-tion and other professional fees increased $268,000 due pri-marily to approximately $200,000 of nonrecurring expenses related to the agreement reached with several of the Company's major shareholders regarding the election of directors at its June 21, 1999 annual meeting. Compensation and employee benefits decreased $687,000 primarily due to a $1.1 million reduction in expense related to the Company's employee stock ownership plan ("ESOP"), a $143,000 increase in compensation deferred under SFAS No. 91, which relates to direct salary expense allocated to loans originated and a $86,000 reduction in medical expenses related to the Company's change in medical insurance programs. ESOP expense is based on the average market value of the

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


Company's stock which decreased approximately 51.8% between the respective periods. This activity was partially offset by a $478,000 increase in salary expense and a $305,000 increase in retail incentives and loan commissions. Federal deposit insurance premiums decreased $176,000, or 36.0%, from $490,000 for the six months ended June 30, 1998 to $313,000 for the six months ended June 30, 1999 due to a decrease in the balance of savings deposits and a reduction in the premium rate from 0.091% to 0.061% effective January 1, 1999.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the six months ended June 30, 1999 was 36.6% compared to 40.2% for the like period in 1998. The effective tax rates for 1999 and 1998 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized.

NONPERFORMING ASSETS

Summarized below are nonperforming assets at June 30, 1999 and December 31, 1998

                                                     June 30,          December 31,
                                                      1999                 1998
                                                      ----                 ----
                                                        (dollars in thousands)
     Restructured loans                             $ 1,003               1,245
                                                    -------               -----

     Nonaccruing loans:
          Residential real estate                   $ 3,451               1,740
          Commercial real estate                      3,101                 121
          Construction                                1,032               1,766
          Commercial                                     --                  --
          Consumer                                       80                  82
                                                    -------               -----
               Total nonaccruing loans                7,664               3,709
               Applicable allowance for losses         (808)                (30)
                                                    -------               -----
                    Nonaccruing loans, net            6,856               3,679
                                                    -------               -----

     Foreclosed real estate, net                        795               2,881
                                                    -------               -----

     Nonperforming assets, net                      $ 8,654               7,804
                                                    =======               =====

     Nonperforming assets, net as a
          percentage of total assets                   0.57%               0.56%
                                                       ====                ====

     Total nonperforming assets increased $850,000 ($1.3 million prior to the increase in applicable allowance for losses on nonperforming assets) from $7.8 million at December 31, 1998 to $8.7 million at

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


June 30, 1999 primarily as the result of a $3.0 million increase in nonaccruing commercial real estate loans and a $1.7 million increase in nonaccruing residential real estate loans. This was partially offset by a $733,000 decrease in nonaccruing construc-tion loans and a $2.1 million decrease in foreclosed assets.
The increase in nonaccruing commercial real estate loans was primarily due to a $2.3 million loan secured by a retail shopping center in St. Louis, Missouri. The increase in nonaccruing residential loans was due to the net addition of nineteen single-family permanent loans classified as nonaccrual during the first six months of 1999. The decrease in foreclosed real estate was primarily due to the sale of approximately $2.7 million in foreclosed real estate during the six-month period ending June 30, 1999 partially offset by four foreclosures for $282,000 during the same period.

     At June 30, 1999, the Company had four loans totaling $94,000 that were more than 90 days past the maturity date stated in the note with regard to principal repayment. The Company has continued collecting interest payments on the loans which were greater than 90 days past due and still accruing interest. Loans are generally placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

     Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $7.7 million and $6.2 million at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999 $2.3 million of impaired loans had specific reserves of $808,000 and the remaining impaired loans of $5.4 million had no specific reserves. At December 31, 1998 $62,000 of impaired loans had specific reserves of $30,000 and the remaining impaired loans of $6.1 million had no specific reserves. The increase in impaired loans was primarily due to a $3.2 million increase in nonaccrual loans during the first six months of 1999.

     Activity in the allowance for loan losses is summarized as follows:


                                               Six months ended June 30,
                                                  1999          1998
                                                  ----          ----
Balance at beginning of period                $ 6,659,294    8,182,268
Provision charged to expense                           --   (1,200,000)
Recoveries                                            344        4,239
Charge-offs                                       (21,754)    (250,489)
                                              -----------    ---------
Balance at end of period                      $ 6,637,884    6,736,018
                                              ===========    =========




LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Jefferson Heritage. The Company is dependent on future earnings, dividends from Jefferson Heritage, or borrowings for sources of funds. Jefferson Heritage is subject to certain regulatory limitations with respect to the payment of dividends to

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


the Company.

     The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of June 30, 1999, Jefferson Heritage met all OTS capital requirements.

     Jefferson Heritage is also subject to the capital based framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of June 30, 1999, Jefferson Heritage was considered well capitalized.

     Following are the actual and required capital amounts and ratios of Jefferson Heritage as of June 30, 1999:

                                                                       Prompt Corrective
                                                                     action requirements -
                                Actual             Requirements        well capitalized
                           -----------------     -------------------    ------------------
                           Amount      Ratio      Amount      Ratio      Amount      Ratio
                           ------      -----      ------      -----      ------      -----

Tangible capital: (1)   $  98,590,306   6.53%   $ 22,652,567   1.50%            NA

Core capital: (1)          98,590,306   6.53%     45,305,134   3.00%   $75,508,557   5.00%

Risk-based capital: (2)   103,963,458  10.73%     77,502,309   8.00%    96,877,886  10.00%

Tier I capital: (2)        98,590,306  10.18%             NA            58,126,732   6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets


     Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratio was 18.03% and 18.42% at June 30, 1999 and December 31, 1998, respectively.

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

     Cash flows used by investing activities totaled $147.0 million during the first six months of 1999. Cash flows from these investing activities, which consisted primarily of $292.2 million in principal repayments on loans and mortgage-backed securities, $69.1 million in proceeds from maturity of invest-ment securities and $9.7 million in sales of investment securities and mortgage-backed securities, and were used pri-marily to fund the Company's investing activities of originating and purchasing loans and purchasing mortgage-backed securities during the six months ended June 30, 1999 and to increase liquidity.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1999, the Company had commitments to originate loans totaling $50.0 million, to purchase residential mortgages of $5.2 million, to purchase mortgage-backed securities of $2.9 million, to purchase investment securities of $2.0 million and to sell loans of $4.9 million. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1999 totaled $625.5 million. Management believes that a significant portion of such deposits will remain with the Company. In addition, at June 30, 1999, Jefferson Heritage has an available line of credit with the FHLB of Des Moines totaling $25.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued

SFAS No. 137, "Accounting for Derivative Instruments and

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS No. 133, as amended.

YEAR 2000 COMPLIANCE

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

     To date, the primary expense involved in the implementation of the Company's Year 2000 Plan has been management and staff time which the Company estimates to have been approximately 2,600 hours through June 30, 1999. To the extent that any modifications to third party vendor software have been required, these modifications have been made by the vendors without any direct additional cost to

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

the Company. The costs of equipment upgrades have either not been material or involved equipment that had already reached the end of its useful life and was due for replacement in any event.

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

     In its day-to-day operations, the Company also deals with a number of other third parties whose Year 2000 readiness may affect the Company's operations. These third parties include FNMA and FHLMC to which it sells mortgage loans, various mortgage banks from which it purchases mortgage loans, credit bureaus, the FHLBs and a variety of other third parties. Pursuant to its Year 2000 Plan, the Company has corresponded with each of these entities and received assurances as to their Year 2000 readiness. When feasible, the Company has participated in testing of all automated links to these entities. On the basis of these inquires and testing, the Company does not believe that Year 2000 issues related to these entities will have a material impact on the Company operations.

     The Plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems. Additional investigating is scheduled for the third quarter of 1999.

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

     The risks associated with the Year 2000 issue can be grouped into two categories. The first is the risk that one or more of the Company's internal systems will be adversely affected by the century date change. On the basis of its testing and preparation, the Company believes that the risk of a failure in a critical system is low. Accordingly, the Company believes that its primary internal risk is a failure in a less critical environment that will not materially disrupt operations.
                              23

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


     The second risk category consists of external risks which are largely outside of the Company's control. The Company would be most seriously affected if Year 2000 failures of others caused basic services such as electrical power, telecommunica-tions or government agencies to be disrupted. Although the preparation of such providers has been reviewed, there can be no assurance that Year 2000 failures of third parties will not have a material adverse impact on the Company.

                JEFFERSON SAVINGS BANCORP, INC.
                      AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


     The Company does not believe that its exposure to market risk has materially changed from the levels reported at December 31, 1998 in its Annual Report on Form 10-K. The Company's principal market risk continues to consist of its exposure to changes in interest rates. During the six months ended June 30, 1999, declining long-term interest rates have resulted in the prepayment or conversion to fixed rates of certain adjustable-rate residential mortgages. In order to maintain its rate sensitivity position, the Company has sold the resulting fixed-rate loans on the secondary market and invested the proceeds from these sales and from prepayments in additional adjustable-rate mortgages or in other rate-sensitive investment and mortgage backed securities. The decline in interest rates has benefited the net portfolio value of its assets, which are measured, by the present value of the expected cash flows from its assets, liabilities and off balance sheet contracts. The Company continues to monitor changes in the interest rate environment and adjust its asset/liability mix as necessary.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          On August 10, 1999, a suit was filed in the United States District Court for the Southern District of Illinois under the caption West v. Hofman, et al. alleging that certain officers and directors of the Company and others issued false and misleading statements and failed to disclose material facts concerning the Company's operations, earnings, merger and/or sale. The suit seeks class action status for all persons who purchased the Company's common stock between January 1, 1998 and April 14, 1999.
          The Company has not reviewed the suit and is unable to assess its impact on the Company at this time.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On June 21, 1999, the Company held its Annual Meeting of Stockholders at which the following matters were voted on:

          Proposal I - Election of Directors
                       ---------------------

          Nominee                 For           Withheld
          -------                 ---           --------

     Lloyd D. Doerflinger      8,926,114         239,529
     Gary L. Holland           9,030,072         135,571
     Brad Barkau               8,977,167         188,476

     There were no abstentions or broker nonvotes.

     The terms of office of Directors David V. McCay, William
     C. Canfield, Forrest W. Miller and Edward G. Throop, continued after the Annual Meeting. For information regarding the terms of the agreement between the Company and certain shareholders regarding the solicitation of proxies at the 1999 Annual Meeting, see the section captioned "The Shareholder Agreement" in the Company's definitive proxy materials for the 1999 Annual
     Meeting of Stockholders.

     Proposal II - Ratification of Appointment of Auditors
                   ---------------------------------------

     For the ratification of KPMG LLP as independent auditors for the year ending December 31, 1999:

                           For       Against        Abstain
                           ---       -------        -------
                        9,040,582     91,566        33,495

     In addition, there were no broker nonvotes.

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

     NO.    DESCRIPTION
            -----------
     3.1    Certificate of Incorporation                    *
     3.2    Bylaws
     4.1    Specimen Stock Certificate                      **
     4.2    Rights Agreement, dated August 17, 1994,
            between Jefferson Savings Bancorp, Inc.
            and Boatmen's Trust Company                     ***
     10.1   Jefferson Savings Bancorp, Inc. 1993 Stock
            Option and Incentive Plan                       *
     10.2   Jefferson Savings Bancorp, Inc. Management
            Recognition Plan "A"                            *
     10.3   Jefferson Savings Bancorp, Inc. Management
            Recognition Plan "B"                            *
     10.4   Jefferson Savings Bancorp, Inc. Management
            Recognition Plan "C"                            *
     10.5   Jefferson Savings Bancorp, Inc. Management
            Recognition Plan "D"                            *
     10.6   Jefferson Savings Bancorp, Inc. Directors'
            Retirement Plan                                 ****
     10.7   Employment Agreement between Jefferson Savings
            Bancorp, Inc., Jefferson Savings and Loan
            Association and David V. McCay                 *
     10.8   Supplemental Retirement Agreement between
            Jefferson Savings and Loan Association and
            David V. McCay                                 **
     10.9   Form of Director's Deferred Compensation
            Agreement                                      *
     10.10  Jefferson Savings Bancorp, Inc. Incentive
            Bonus Program
     10.11  Employment Agreement between Jefferson Savings
            Bancorp, Inc. and Joe L. Williams
     10.12  Sixth Amendment to Employment Agreement,
            dated May 20, 1998, between Jefferson
            Savings Bancorp, Inc., Jefferson Savings
            and Loan Association and David V. McCay.       *****
     10.13  First Amendment to Jefferson Savings and
            Loan Association Supplemental Retirement
            Agreement, dated May 20, 1998, by and
            between Jefferson Savings and Loan
            Association and David V. McCay.                *****
     10.14  Amendment No. 2 to Jefferson Savings
            Bancorp, Inc. 1993 Stock Option and
            Incentive Plan, dated May 20, 1998.            *****
     10.15  Trust Agreement for Jefferson Savings and
            Loan Association Supplemental Retirement
            Agreement, dated May 20, 1998, by and
            between Jefferson Savings and Loan
            Association and Mercantile Bank, N.A.          *****
     10.16  Shareholder Agreement, dated May 5, 1999,
            by and among Jefferson Savings Bancorp,
            Inc., Gary L. Holland, The Gary Holland
            Trust, Brad Barkau, William Drake, Mary K.
            Drake, The Mary K. Drake Family Limited
            Partnership, The William K. Drake Defined
            Benefit Plan, Contango Limited Partnership,
            Howard Watson, Susan M. Watson and Intrepid,
            Ltd.                                          ******
     27     Financial Data Schedule (EDGAR only)

_______________
* Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324).
** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466).
*** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994 (File No. 0-21466).
**** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993 (File No. 33-56324).
***** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
****** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


        (b) Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K during the quarter ending June
30, 1999.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JEFFERSON SAVINGS BANCORP, INC.
                              Registrant



Date:  August 13, 1999        Paul J. Milano
                              ----------------------------------
                              Paul J. Milano
                              Senior Vice President and Chief
                              Financial Officer
                              (Duly Authorized Representative
                               and Principal Financial Officer)