Form 10-Q
period 1999-09-30
JEFFERSON SAVINGS BANCORP INC
filed 1999-11-15
CIK 895470

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                    ____________________

                         FORM 10-Q


     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September
            30, 1999

        OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION
            13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from
            _______________ to _______________


              Commission File #0-21466

             JEFFERSON SAVINGS BANCORP, INC.
        -----------------------------------------
   (Exact name of registrant as specified in its charter)

        Delaware                              43-1625841
---------------------------          ---------------------------
(State or other jurisdiction         (I.R.S. Employer ID Number)
of incorporation or organization)

15435 Clayton Road, Ballwin, Missouri                   63011
-------------------------------------                  --------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code (636)227-3000
                                                   -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X    NO
                          ----      ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                   Outstanding at October 31, 1999
----------------------------     -------------------------------
Common Stock, Par Value $.01           9,941,881 shares

                JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

                       INDEX to Form 10-Q





                                                          PAGE
                                                          ----

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                   - Consolidated Balance Sheets           3

                   - Consolidated Statements of Income     4

                   - Consolidated Statement of
                     Stockholders' Equity and
                     Comprehensive Income                  5

                   - Consolidated Statements of
                     Cash Flows                            6

                   - Notes to Consolidated
                     Financial Statements                  7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                               9

         Item 3.  Quantitative and Qualitative
                  Disclosures About Market Risk           25

PART II  OTHER INFORMATION

       Item 1.    Legal Proceedings                       26

       Item 2.    Changes in Securities and Use
                  of Proceeds                             26

       Item 3.    Defaults Upon Senior Securities         26

       Item 4.    Submission of Matters to a Vote
                  of Security Holders                     26

       Item 5.    Other Information                       26

       Item 6.    Exhibits and Reports on Form 8-K        26

       SIGNATURES                                         27

           JEFFERSON SAVINGS BANCORP, INC.
                   AND SUBSIDIARY

             Consolidated Balance Sheets

      September 30, 1999 and December 31, 1998

                     (Unaudited)


                                                          September 30,      December 31,
                       Assets                                 1999              1998
                       ------                                 ----              ----

Cash                                                $     8,170,181          7,602,268
Interest-bearing deposits                                10,166,916         11,271,419
                                                    ---------------    ---------------
             Cash and cash equivalents                   18,337,097         18,873,687
Investment securities available for sale,
  at fair value (amortized cost of $106,446,944
  and $154,058,689 at September 30, 1999 and
  December 31, 1998, respectively)                      103,959,184        154,610,594
Mortgage-backed securities available for sale,
  at fair value (amortized cost of $125,569,544
  and $32,492,371 at September 30, 1999 and
  December 31, 1998, respectively)                      121,441,182         32,363,687
Loans receivable, net                                 1,255,942,286      1,118,489,946
Investment in real estate, net                            1,302,672          2,880,759
Stock in Federal Home Loan Banks                         22,447,900         11,881,400
Office properties and equipment, net                     13,248,735         10,528,413
Deferred tax asset                                        1,328,253                  -
Excess cost over fair value of net assets acquired       20,536,217         22,141,345
Accrued income and other assets                          13,790,848         11,689,680
                                                    ---------------    ---------------
                                                    $ 1,572,334,374      1,383,459,511
                                                    ===============    ===============
            Liabilities and Stockholders' Equity
            ------------------------------------
Savings deposits                                    $   977,358,814      1,038,176,484
Borrowed money                                          450,775,563        209,515,534
Deferred tax liability                                        -              1,467,000
Advance payments by borrowers for taxes
  and insurance                                          10,837,392          2,963,938
Accrued expenses and other liabilities                    8,790,504          7,497,854
                                                    ---------------    ---------------
             Total liabilities                        1,447,762,273      1,259,620,810
                                                    ---------------    ---------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value):  Authorized
    5,000,000 shares; none issued                               -                  -
  Common stock ($.01 par value):  Authorized
    20,000,000 shares; issued 10,100,112 shares
    and 10,098,373 shares at September 30,
    1999 and December 31, 1998, respectively                101,001            100,984
  Additional paid-in capital                             64,913,798         65,404,131
  Retained earnings, subject to certain restrictions     69,396,577         63,957,771
  Accumulated other comprehensive income (loss)          (3,970,122)           254,221
  Unamortized restricted stock awards                       (68,408)           (74,243)
  Unearned ESOP shares                                   (3,929,340)        (4,684,142)
  Treasury stock, at cost: 158,231 shares
    and 73,240 shares at September 30, 1999
    and December 31, 1998, respectively                  (1,871,405)        (1,120,021)
                                                    ---------------    ---------------
             Total stockholders' equity                 124,572,101        123,838,701
                                                    ---------------    ---------------
                                                    $ 1,572,334,374      1,383,459,511
                                                    ===============    ===============

See accompanying notes to consolidated financial statements.

                   JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARY

                  Consolidated Statements of Income

       Three and nine months ended September 30, 1999 and 1998

                             (Unaudited)

                                                               Three months                 Nine months
                                                           ended September 30,          ended September 30,
                                                           -------------------           -----------------
                                                           1999           1998           1999         1998
                                                           ----           ----           ----         ----
Interest and dividend income:
     Loans receivable                                  $ 23,586,946     18,429,310     67,700,998   54,993,589
     Mortgage-backed securities                           1,937,883        377,567      4,610,763    2,617,009
     Investment securities                                1,618,321      3,289,652      5,626,923    8,383,006
     Interest-bearing deposits and federal funds sold        64,326        402,404        613,838    1,316,019
     Stock in Federal Home Loan Banks                       313,241        129,120        775,366      565,480
                                                       ------------     ----------     ----------   ----------
          Total interest and dividend income             27,520,717     22,628,053     79,327,888   67,875,103
                                                       ------------     ----------     ----------   ----------
Interest expense:
     Savings deposits                                    11,428,906     13,373,110     35,705,074   39,707,073
     Borrowed money                                       5,554,225      1,030,433     13,151,967    2,888,151
                                                       ------------     ----------     ----------   ----------
          Total interest expense                         16,983,131     14,403,543     48,857,041   42,595,224
                                                       ------------     ----------     ----------   ----------
          Net interest income                            10,537,586      8,224,510     30,470,847   25,279,879
Provision for losses on loans                                   -              -              -     (1,200,000)
                                                       ------------     ----------     ----------   ----------
      Net interest income after
           provision for losses on loans                 10,537,586      8,224,510     30,470,847   26,479,879
                                                       ------------     ----------     ----------   ----------
Noninterest income:
     Servicing and other loan fees                          207,898        187,732        542,996      681,790
     Fees for other services to customers                   240,265        286,441        818,927      782,552
     Gain on sales of investment securities, net                -            2,130         19,985        2,130
     Gain on sales of mortgage-backed securities, net           -              -           36,990       48,166
     Gain on sales of loans receivable, net                 526,467        342,122        971,930    1,422,832
     Real estate operations, net                             23,021         (5,966)      (144,474)     158,226
     Other                                                  128,768         57,793        397,299      213,757
                                                       ------------     ----------     ----------   ----------
          Total noninterest income                        1,126,419        870,252      2,643,653    3,309,453
                                                       ------------     ----------     ----------   ----------
Noninterest expense:
     General and administrative:
          Compensation and employee benefits              3,543,676      3,189,579     10,037,371   10,370,112
          Occupancy                                         913,893        830,764      2,497,192    2,390,908
          Advertising                                       436,732        132,821      1,296,159      395,475
          Federal insurance premiums                        148,590        237,486        461,812      727,051
          Legal, examination, and other
            professional fees                               342,953        392,446      1,436,102    1,217,809
          Other                                           1,320,124      1,080,262      3,562,970    3,232,831
                                                       ------------     ----------     ----------   ----------
               Total general and administrative           6,705,968      5,863,358     19,291,606   18,334,186
     Amortization of excess cost over fair value
        of net assets acquired                              447,789        452,727      1,345,013    1,356,371
                                                       ------------     ----------     ----------   ----------
               Total noninterest expense                  7,153,757      6,316,085     20,636,619   19,690,557
                                                       ------------     ----------     ----------   ----------
               Income before income tax expense           4,510,248      2,778,677     12,477,881   10,098,775
Income tax expense                                        1,809,000      1,237,000      5,056,000    4,540,500
                                                       ------------     ----------     ----------   ----------
               Net income                              $  2,701,248      1,541,677      7,421,881    5,558,275
                                                       ============     ==========     ==========   ==========
Earnings per share, basic                                     $ .28            .16            .78          .59
                                                       ============     ==========     ==========   ==========
Earnings per share, diluted                                   $ .28            .16            .76          .56
                                                       ============     ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

                  JEFFERSON SAVINGS BANCORP, INC.
                            AND SUBSIDIARY

       Consolidated Statement of Stockholders' Equity
                      and Comprehensive Income

                 Nine months ended September 30, 1999

                              (Unaudited)

                                                                                          Accumulated   Unamortized
                                    Common stock        Additional                          other        restricted
                                   --------------        paid-in          Retained       comprehensive     stock
                                 Shares      Dollars     capital          earnings       income (loss)    awards
                                 ------     ---------   --------          --------       -------------    -------
Balance at December 31, 1998   10,098,373   $ 100,984   $ 65,404,131    $ 63,957,771     $ 254,221       $ (74,243)

Comprehensive income:
  Net income                          -           -              -         7,421,881           -               -
  Other comprehensive income,
   net of reclassification
   adjustment                         -           -              -               -      (4,224,343)            -
    Total comprehensive income

Dividends paid ($.21 per share)       -           -              -        (1,983,076)          -               -

Release of ESOP shares in lieu
 of cash dividend on allocated
 ESOP shares                          -           -           14,600             -             -            59,173

Stock issued in dividend
 reinvestment and stock
 purchase plan                        -           -          (12,600)            -             -               -

Amortization of restricted
 stock awards                         -           -            9,917             -             -             5,835

Amortization of ESOP shares           -           -          495,404             -             -               -

Stock options exercised             1,739          17     (1,132,653)            -             -               -

Purchase of treasury stock            -           -              -               -             -               -

Tax benefit of non-incentive
 stock options exercised              -           -          135,000             -             -               -
                               ----------   ---------   ------------    ------------   -----------       ---------
Balance at September 30, 1999  10,100,112   $ 101,001   $ 64,913,798    $ 69,396,577  $ (3,970,122)      $ (68,408)
                               ==========   =========   ============    ============  ============       =========


                                             Unearned            Treasury stock             Total
                                               ESOP            ------------------        stockholders'
                                              shares           Shares     Dollars           equity
                                              ------          ---------   --------          ------

Balance at December 31, 1998              $ (4,684,142)      (73,240)  $ (1,120,021)    $ 123,838,701

Comprehensive income:
 Net income                                        -             -              -           7,421,881
 Other comprehensive income,
  net of reclassification
  adjustment                                       -             -              -          (4,224,343)
                                                                                          -----------
    Total comprehensive income                                                              3,197,538

Dividends paid ($.21 per share)                    -             -              -          (1,983,076)

Release of ESOP shares in lieu
 of cash dividend on allocated
 ESOP shares                                       -             -              -              73,773

Stock issued in dividend
 reinvestment and stock
 purchase plan                                     -           8,041        105,657            93,057

Amortization of restricted
 stock awards                                      -             -              -              15,752

Amortization of ESOP shares                    695,629           -              -           1,191,033

Stock options exercised                            -         123,068      1,757,903           625,267

Purchase of treasury stock                         -        (216,100)    (2,614,944)       (2,614,944)

Tax benefit of non-incentive
 stock options exercised                           -             -              -             135,000
                                          ------------      --------   ------------      ------------

Balance at September 30, 1999             $ (3,929,340)     (158,231)  $ (1,871,405)    $ 124,572,101
                                          ============      ========   ============     =============


See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows

         Nine months ended September 30, 1999 and 1998

                          (Unaudited)

                                                                    1999           1998
                                                                    ----           ----
Cash flows from operating activities:
     Net income                                               $  7,421,881      5,558,275
     Adjustments to reconcile net income to net cash
      provided by operating activities:
               Depreciation and amortization                     3,922,880      4,542,323
               Provision for losses on loans                         -         (1,200,000)
               Net gain on sales of assets                      (1,163,618)    (1,730,781)
               Loans originated for sale                       (37,128,809)   (66,352,616)
               Loans purchased for sale                        (30,220,802)           -
               Sale of loans originated for sale                71,114,267     65,079,638
               Deferred income taxes                            (2,999,253)       332,800
               Stock dividend from Federal Home Loan Banks         (53,100)      (140,600)
               Other, net                                        2,990,434        668,928
                                                              ------------    -----------
                    Net cash provided by operating activities   13,878,880      6,757,967
                                                              ------------    -----------
Cash flows from investing activities:
     Principal repayments on:
          Loans receivable                                     431,150,539    339,174,303
          Mortgage-backed securities                             6,699,386     20,856,704
     Proceeds from maturity of investment securities            69,150,000     88,522,130
     Proceeds from sale of:
          Loans receivable                                             -       26,583,762
          Mortgage-backed securities available for sale          4,676,186     45,347,468
          Investment securities available for sale               5,010,938            -
      Proceeds from redemption of Federal Home Loan Bank stock   3,060,000      8,924,400
      Cash invested in:
          Loans receivable - originated                       (379,689,268)  (193,410,202)
          Loans receivable - purchased                        (192,657,735)  (271,793,911)
          Mortgage-backed securities                          (104,532,688)    (5,110,476)
          Investment securities                                (26,488,871)  (139,970,313)
          Stock in Federal Home Loan Banks                     (13,573,400)           -
      Proceeds from sale of real estate                          2,205,732      5,068,794
      Purchase of office properties and equipment               (3,785,532)      (776,039)
      Other, net                                                    19,958       (257,686)
                                                              ------------    -----------
                Net cash used in investing activities         (198,754,755)   (76,841,066)
                                                              ------------    -----------
Cash flows from financing activities:
     Increase (decrease) in savings deposits, net              (60,914,499)     7,862,735
     Increase in borrowed money, net                           241,260,029     54,788,422
     Increase in advance payments by borrowers
      for taxes and insurance                                    7,873,454      7,486,860
     Dividends paid                                             (1,983,076)    (1,956,123)
     Purchase of treasury stock                                 (2,614,946)      (308,144)
     Other, net                                                    718,323        592,777
                                                              ------------    -----------
                Net cash provided by financing activities      184,339,285     68,466,527
                                                              ------------    -----------
                Decrease in cash and cash equivalents             (536,590)    (1,616,572)
Cash and cash equivalents at beginning of period                18,873,687     31,582,998
                                                              ------------    -----------
Cash and cash equivalents at end of period                   $  18,337,097     29,966,426
                                                             ============    ===========

Supplemental disclosures of cash flow information:
          Interest paid                                      $  48,954,569     42,590,230
          Income taxes paid                                      6,489,783      4,891,659
          Transfer of loans from portfolio
            to held for sale                                    77,923,997            -

     Noncash investing activities:
          Additions to real estate acquired in settlement
            of loans or through foreclosure                        882,715      4,679,960
          Loans originated to finance the sale of real estate      140,650            -
      Noncash financing activity - interest credited
      to savings deposits                                       26,839,365     29,375,896
                                                              ============    ===========

See accompanying notes to consolidated financial statements.

                   JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

                        September 30, 1999

                           (Unaudited)

(1) BASIS OF PRESENTATION
        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1999 and 1998, respectively.

        Operating results for the three and nine months ended
   September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) PRINCIPLES OF CONSOLIDATION
        The accompanying unaudited consolidated financial statements include the accounts of Jefferson
   Savings Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Jefferson Heritage Bank ("Jefferson Heritage" or "the Bank"). On December 31, 1998, the Company merged First Federal Savings Bank of North Texas ("First Federal") into Jefferson Savings and Loan Association, F.A. ("Jefferson Savings") and now operates as a single business segment. On January 20, 1999, Jefferson Savings changed its name to Jefferson Heritage Bank. Jefferson Heritage's wholly owned subsidiaries are Jefferson Heritage Mortgage Company, Jefferson Financial, Inc., Jefferson Financial Corporation and First Service Corporation, Inc. All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE
        The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month and nine-month periods ended
   September 30, 1999 and 1998:


                                                          Three months ended September 30,
                                                                  1999           1998
                                                                  ----           ----
Numerator:
   Net income (basic and diluted earnings per share)          $ 2,701,248     1,541,677
                                                              ===========     =========
Denominator:
   Average shares outstanding (basic earnings per share)        9,508,096     9,406,046
   Effect of dilutive stock options                               167,780       467,291
                                                              -----------     ---------
      Average shares outstanding after assumed
       conversions (diluted earnings per share)                 9,675,876     9,873,337
                                                              ===========     =========

                   JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

                                                           Nine months ended September 30,
                                                                    1999           1998
                                                                    ----           ----
Numerator:
     Net income (basic and diluted earnings per share)           $7,421,881     5,558,275
                                                                 ==========     =========
Denominator:
     Average shares outstanding (basic earnings per share)        9,495,297     9,348,932
     Effect of dilutive stock options                               208,149       504,435
                                                                 ----------     ---------
          Average shares outstanding after assumed
           conversions (diluted earnings per share)               9,703,446     9,853,367
                                                                 ==========     =========

     Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

(4) COMPREHENSIVE INCOME
     Comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 is summarized as follows:

                                                                  Three months ended
                                                                     September 30,
                                                                 --------------------
                                                                  1999         1998
                                                                  ----         ----

Net income                                                  $ 2,701,248      1,541,677

Other comprehensive income (loss):
     Realized and unrealized holding gain (loss)
       arising during the period, net of tax                   (514,920)       341,716
     Less: reclassification adjustment for realized
       gain (loss) included in net income, net of tax                --          1,278
                                                            -----------      ---------
          Total other comprehensive income (loss)              (514,920)       340,438
                                                            -----------      ---------

Total comprehensive income                                  $ 2,186,328      1,882,115
                                                            ===========      =========


                                                                  Nine months ended
                                                                     September 30,
                                                                 --------------------
                                                                 1999          1998
                                                                 ----          ----
Net income                                                  $ 7,421,881      5,558,275

Other comprehensive income (loss):
     Realized and unrealized holding gain (loss)
       arising during the period, net of tax                 (4,190,158)       250,540
     Less: reclassification adjustment for realized
       gain (loss) included in net income, net of tax            34,185         30,178
                                                            -----------      ---------
          Total other comprehensive income (loss)            (4,224,343)       220,362
                                                            -----------      ---------

Total comprehensive income                                  $ 3,197,538      5,778,637
                                                            ===========      =========

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

The following discussion reviews the financial condition and the results of operations of the Company as of and for the three and nine months ended September 30, 1999.

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

     The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits and other funding sources. The Company continues to emphasize construction lending and has recently placed more emphasis on commercial real estate lending. During the third quarter of 1999 the Company reclassified $78 million of single- family, adjustable-rate loans as held for sale and plans to replace them with higher yielding assets, including commercial real estate loans. In addition, the Company continues to emphasize the origination and sale of single-family, fixed-rate loans through the Bank's subsidiary, Jefferson Heritage Mortgage Company.

     The Company's total assets increased $188.9 million, or 13.7%, to $1.57 billion at September 30, 1999 from $1.38 billion at December 31, 1998. Loans receivable increased $137.5 million, or 12.3%, to $1.26 billion at September 30, 1999 from $1.12 billion at December 31, 1998.

     The Company supplements asset growth with the purchase of investment and mortgage-backed securities. It chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. Mortgage-backed securities increased $89.1 million, or 275.2%, to $121.4 million at September 30, 1999 from $32.4 million at December 31, 1998. Investment securities decreased $50.7 million, or 32.8%, to $104.0 million at September 30, 1999 from $154.6 million at December 31, 1998. The increase in mortgage-backed securities was funded by the decrease in investment securities and advances from the Federal Home Loan Bank ("FHLB") of Des Moines and was undertaken as part of the Company's strategy to better leverage its stockholders' equity.

     The Company has substantial borrowing capacity with the FHLB and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. As a result of this strategy, savings deposits decreased $60.8 million, or 5.9%, from $1.04 billion at

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

December 31, 1998 to $977.4 million at September 30, 1999. The decrease was primarily in certificates of deposit. Borrowed money increased $241.3 million, or 115.2%, from $209.5 million at December 31, 1998 to $450.8 million at September 30, 1999.

     Stockholders' equity increased $733,000, or .6%, to $124.6 million at September 30, 1999 from $123.8 million at December 31, 1998. The ratio of stockholders' equity to assets declined to 7.92% at September 30, 1999 compared to 8.95% at December 31, 1998 consistent with management's plan to better leverage stockholders' equity. The Company's book value per share at September 30, 1999 was $13.18 compared to $13.13 at December 31, 1998. Unearned ESOP shares of 491,767 and 591,503 were excluded in calculating book value per share at September 30, 1999 and December 31, 1998, respectively. The Company repurchased 216,100 shares of its common stock on the open market during the first nine months of 1999 and has 226,700 shares available to be purchased under a repurchase program announced on August 18, 1999. There were 9,941,881 common shares outstanding at September 30, 1999.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND COSTS

   The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities including the average yield on such assets and the average cost of such liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average three-month and nine-month average balances of assets or liabilities, respectively, for the periods indicated. During 1999 the method used to calculate average balances was changed from average month-end balances during 1998 to average daily balances during 1999. The use of average daily balances during the 1998 periods would not have resulted in a material difference in the information presented. During the periods indicated, nonaccrual loans are included in loans receivable.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations



                                                             Three month period ended September 30,
                                             -------------------------------------------------------------------
                                                         1999                                 1998
                                               -------------------------            -------------------------
                                                                    Average                             Average
                                             Average                Yield/        Average                Yield/
                                             Balance    Interest     Cost         Balance    Interest    Cost
                                             -------    --------     ----         -------    --------    -----
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable. . . . . . . . . . .  $ 1,238,263  $23,587      7.62%       $  957,406   $ 18,429    7.70%
   Mortgage-backed securities. . . . . .      126,669    1,938      6.12            23,843        377    6.34
   Investment securities . . . . . . . .      106,458    1,618      6.08           200,551      3,290    6.56
   Other interest-earning assets . . . .       22,019      378      6.87            34,592        532    6.15
                                          -----------  -------                  ----------   --------
         Total interest-earning assets .    1,493,409   27,521      7.37         1,216,392     22,628    7.44
                                                       -------                               --------
Noninterest-earning assets . . . . . . .       54,424                               56,609
                                          -----------                           ----------
         Total assets. . . . . . . . . .  $ 1,547,833                           $1,273,001
                                          ===========                           ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts .  $   239,382  $ 1,674      2.80        $  234,597   $ 1,885     3.21
      Certificates of deposit. . . . . .      745,317    9,755      5.24           811,881    11,488     5.66
                                          -----------  -------                  ----------   -------

         Total savings deposits. . . . .      984,699   11,429      4.64         1,046,478    13,373     5.11
   Borrowed money. . . . . . . . . . . .      416,096    5,554      5.34            83,282     1,030     4.95
                                          -----------   ------                  ----------   -------
         Total interest-bearing. . . . .
          liabilities. . . . . . . . . .    1,400,795   16,983      4.85         1,129,760    14,403     5.10
                                                        ------                               -------
Noninterest-bearing liabilities. . . . .       22,499                               20,824
                                          -----------                           ----------
          Total liabilities. . . . . . .    1,423,294                            1,150,584
Stockholders' equity . . . . . . . . . .      124,539                              122,417
                                          -----------                           ----------
          Total liabilities and
             stockholders' equity. . . .  $ 1,547,833                          $ 1,273,001
                                          ===========                          ===========
Net interest income. . . . . . . . . . .               $10,538                               $ 8,225
                                                       =======                               =======
Interest rate spread . . . . . . . . . .                            2.52%                                2.34%
                                                                    =====                                =====
Net interest margin. . . . . . . . . . .                            2.82%                                2.71%
                                                                    =====                                =====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities . . . . . . . . . . . . .       106.61%                              107.67%
                                              =======                              =======


                                                              Nine month period ended September 30,
                                             -------------------------------------------------------------------
                                                         1999                                 1998
                                             ------------------------------       ------------------------------
                                                                    Average                             Average
                                             Average                Yield/        Average                Yield/
                                             Balance    Interest     Cost         Balance    Interest    Cost
                                             -------    --------     ----         -------    --------    -----
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable. . . . . . . . . . .  $ 1,182,500  $67,701      7.63%       $  927,851   $ 54,994    7.90%
   Mortgage-backed securities. . . . . .      101,352    4,611      6.07            56,403      2,617    6.19
   Investment securities . . . . . . . .      119,766    5,627      6.26           170,746      8,383    6.55
   Other interest-earning assets . . . .       32,980    1,389      5.62            40,263      1,881    6.23
                                          -----------  -------                  ----------   --------
         Total interest-earning assets .    1,436,598   79,328      7.36         1,195,263     67,875    7.57
                                                       -------                               --------
Noninterest-earning assets . . . . . . .       54,970                               58,579
                                          -----------                           ----------
         Total assets. . . . . . . . . .  $ 1,491,568                           $1,253,842
                                          ===========                           ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts    $   242,353  $ 5,314      2.92        $  232,768   $  5,565    3.19
      Certificates of deposit. . . . . .      766,147   30,391      5.29           810,372     34,142    5.62
                                          -----------  -------                  ----------   --------

          Total savings deposits . . . .    1,008,500   35,705      4.72         1,043,140     39,707    5.08
   Borrowed money. . . . . . . . . . . .      337,659   13,152      5.19            72,052      2,888    5.34
                                          -----------  -------                  ----------   --------
          Total interest-bearing . . . .
           liabilities . . . . . . . . .    1,346,159   48,857      4.84         1,115,192     42,595    5.09
                                                       -------                               --------
Noninterest-bearing liabilities. . . . .       20,279                               18,707
                                          -----------                           ----------
          Total liabilities. . . . . . .    1,366,438                            1,133,899
Stockholders' equity . . . . . . . . . .      125,130                              119,943
                                          -----------                           ----------
          Total liabilities and
            stockholders' equity . . . .  $ 1,491,568                           $1,253,842
                                          ===========                           ==========
Net interest income. . . . . . . . . . .               $30,471                               $ 25,280
                                                       =======                               ========
Interest rate spread . . . . . . . . . .                            2.52%                                2.48%
                                                                    =====                                =====
Net interest margin. . . . . . . . . . .                            2.83%                                2.82%
                                                                    =====                                =====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities . . . . . . . . . . . . .       106.72%                             107.18%
                                               ======                              ======

                                  11

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

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

                                                Three and nine month periods ended September 30, 1999 and 1998
                                               ----------------------------------------------------------------
                                               Three months of 1999 vs. 1998       Nine months of 1999 vs. 1998
                                               ------------------------------      -----------------------------
                                                 Increase (Decrease) Due to         Increase (Decrease) Due to
                                               ------------------------------      -----------------------------
                                                Volume       Rate       Total       Volume      Rate      Total
                                                ------       ----       -----      ------       ----      -----
                                                                          (In thousands)
Interest and dividend income:
   Loans receivable                            $ 5,351     $ (193)    $ 5,158      $15,755    $(3,048)  $12,707
   Mortgage-backed securities                    1,573        (13)      1,560        2,079        (85)    1,994
   Investment securities                        (1,446)      (225)     (1,671)      (2,400)      (356)   (2,756)
   Other interest-earning assets                  (210)        56        (154)        (319)      (173)     (492)
                                               -------     ------     -------      -------    -------   -------
        Total interest and dividend income       5,268       (375)      4,892       15,115     (3,662)   11,453
                                               -------     ------     -------      -------    -------   -------
Interest expense:
   Savings deposits:
      Passbook and statement savings,
       NOW, and money market accounts               32       (248)       (211)         329       (580)     (251)
      Certificates  of deposit                    (910)      (823)     (1,733)      (1,807)    (1,944)   (3,751)
                                               -------     ------     -------      -------    -------   -------
        Total savings deposits                    (873)    (1,071)     (1,944)      (1,478)    (2,524)   (4,002)
   Borrowed money                                4,437         87       4,524       10,401       (137)   10,264
                                               -------     ------     -------      -------    -------   -------
        Total interest expense                   3,564       (984)      2,580        8,923     (2,661)    6,262
                                               -------     ------     -------      -------    -------   -------
        Change in net interest income          $ 1,704     $  609     $ 2,313      $ 6,192    $(1,001)  $ 5,191
                                               =======     ======     =======      =======    =======   =======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1999

     NET INCOME. Net income for the third quarter of 1999 increased $1.2 million, or 75.2%, to $2.7 million compared to $1.5 million for the third quarter of 1998. Basic and diluted earnings per share increased to $0.28 and $0.28, respectively for the third quarter of 1999 compared to $0.16 and $0.16, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the third quarter of 1999 were 8.68% and 0.70%, respectively compared to 5.04% and 0.48%, respectively for the third quarter of 1998.

     NET INTEREST INCOME. Net interest income for the third quarter of 1999 increased $2.3 million, or 28.1%, to $10.5 million compared to $8.2 million for the third quarter of 1998. The increase was the result of an increase in the average balance of net interest-earning assets and an increase in the Company's interest rate spread from 2.34% for the quarter ended September 30, 1998 to 2.52% for the quarter ended September 30, 1999. The growth in net interest-earning assets was primarily the result of strong growth in loans receivable. The increase in the interest rate spread was the result of a 25 basis point decrease in the average cost of interest-bearing liabilities partially offset by a 7 basis point decrease in the average yield on interest-earning assets.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $4.9 million, or 21.6%, from $22.6 million for the third quarter of 1998 to $27.5 million for the third quarter of 1999. The increase resulted from an increase in the average balance of interest-earning assets from $1.22 billion for the third quarter of 1998 to $1.49 billion for the third quarter of 1999 partially offset by a decline in the average yield on interest earning assets from 7.44% to 7.37% during the same periods.

     Interest income on loans receivable increased $5.2 million, or 28.0%, as the result of a $280.9 million increase in the average balance of loans receivable between the comparable periods partially offset by a decrease in the average yield from 7.70% for the third quarter of 1998 to 7.62% for the third quarter of 1999. Loan originations grew 101%, to approximately $185 million for the third quarter of 1999 compared to approximately $92 million for the comparable period in 1998. Commercial real estate and construction lending represented approximately 65% of total origination activity during the third quarter of 1999 compared to approximately 54% during the 1998 quarter. As expected in the current rate environment, the Company continued to experience significant loan repayments, which totaled approximately $143 million for the third quarter of 1999 compared to approximately $112 million for the third quarter of 1998. Refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. The Company continued to supplement its loan origination activity with loan purchases to help offset the effect of this high repayment activity. Loan purchases totaled $66 million for the third quarter of 1999 compared to $146 million for the third quarter of 1998.

     Combined interest income on all other interest-earning assets decreased $265,000, or 6.3%, as the result of a decrease in the average yield from 6.49% for the third quarter of 1998 to 6.17% for the third quarter of 1999 and a $3.8 million decrease in the combined average balance. Funds from repayments, sales, and maturities were reinvested in higher yielding loans receivable.

     INTEREST EXPENSE. Interest expense increased $2.6 million, or 17.9%, from $14.4 million for the third quarter of 1998 to $17.0 million for the third quarter of 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $4.5 million mainly as the result of a $332.8 million increase in the average balance as the Company used borrowed money to fund asset growth and offset the decline in savings deposits. Interest expense on savings deposits decreased $1.9 million as the result of a decrease in the average cost from 5.11% for the third quarter on 1998 to 4.64% for the third quarter of 1998 combined with a $61.8 million decrease in the average balance. The decrease in the average cost was the result of certificate of deposit maturities in a lower interest rate environment.

     PROVISION FOR LOSSES ON LOANS. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Based on this evaluation, no provision for losses on loans was recorded during the third quarter of 1999. At September 30, 1999, the allowance for losses on loans was $6.6 million, which represented .53% of net loans receivable compared to

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

$6.7 million, or .60% of net loans receivable at December 31, 1998. Net loan charge-offs declined to $5,000 for the third quarter of 1999 compared to $32,000 for the third quarter of 1998.

     At September 30, 1999, the ratio of nonaccruing loans to net loans receivable was .70% compared to .33% at December 31, 1998. The increase in the ratio was due to a $4.3 million increase in nonaccruing loans partially offset by a $137.5 million, or 12.3%, increase in net loans receivable. The increase in nonaccruing loans was primarily the result of the net addition of seventeen single-family permanent loans, a $2.2 million loan secured by a retail shopping center in St. Louis, Missouri and a $747,000 loan secured by a commercial property in Longview, Texas classified as nonaccrual during the first nine months of 1999.

     NONINTEREST INCOME. Total noninterest income increased $256,000, or 29.4%, from $870,000 for the quarter ended September 30, 1998 to $1.1 million for the quarter ended September 30, 1999. The majority of the increase was due to a $184,000, or 53.9%, increase in gain on sale of loans from $342,000 for the third quarter of 1998 to $526,000 for the third quarter of 1999. Loan sales for the 1999 quarter totaled $36.9 million compared to $22.2 million for the 1998 quarter. The Company sells its thirty-year, fixed-rate loan products at the time of origination to limit its exposure to interest rate risk.

     NONINTEREST EXPENSE. Noninterest expense increased $838,000, or 13.3%, from $6.3 million for the quarter ended September 30, 1998 to $7.2 million for the quarter ended September 30, 1999. Compensation and employee benefits increased $354,000, or 11.1%,0 from $3.2 million during the third quarter of 1998 to $3.5 million during 1999. The increase in compensation and employee benefits was the result of additional personnel hired to implement the retail banking strategy and normal salary increases partially offset by a decrease in ESOP expense due to a reduction in the average stock price between the respective periods. ESOP expense is based on the average market value of the Company's stock which decreased approximately 47.9% between the respective periods. Advertising expense increased $304,000 from $133,000 for the three months ended September 1998 to $437,000 for 1999 due primarily to an increased level of advertising and expenses associated with the Company's name change. Other noninterest expense increased $240,000, from $1.08 million for the three months ended September 1998 to $1.32 million for 1999 due primarily to expenses associated with the implementation of the Company's retail banking strategy.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the three months ended September 30, 1999 was 40.1% compared to 44.5% for the like period in 1998. The effective tax rates for 1999 and 1998 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1999

     NET INCOME. Net income for the nine months ended September 30, 1999 increased $1.9 million, or 33.5%, to $7.4 million compared to $5.6 million for the nine months ended September 30, 1998. Basic and diluted earnings per share increased to $0.78 and $0.76, respectively for the nine months ended September 30, 1999 compared to $0.59 and $0.56, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the nine months ended September 30, 1999 were 7.91% and 0.66%, respectively compared to 6.18% and 0.59%, respectively for the nine months ended September 30, 1998.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 increased $5.2 million, or 20.5%, to $30.5 million compared to $25.3 million for the nine months ended September 30, 1998. The increase was the result of an increase in the average balance of net interest-earning assets and an increase in the Company's interest rate spread from 2.48% for the nine months ended September 30, 1998 to 2.52% for the nine months ended September 30, 1999. The growth in net interest-earning assets was primarily the result of strong growth in loans receivable. The increase in the interest rate spread was primarily the result of a 25 basis point decrease in the average cost of savings deposits and borrowed money partially offset by a 21 basis point decrease in the average yield on interest-earning assets.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $11.5 million, or 16.9%, from $67.9 million for the nine months ended September 30, 1998 to $79.3 million for the nine months ended September 30, 1999. The increase resulted from an increase in the average balance of interest-earning assets from $1.20 billion for the nine months ended September 30, 1998 to $1.44 billion for the nine months ended September 30, 1999 partially offset by a decline in the average yield on interest earning assets from 7.57% to 7.36% during the same periods.

     Interest income on loans receivable increased $12.7 million, or 23.1%, as the result of a $254.6 million increase in the average balance of loans receivable between the comparable periods partially offset by a decrease in the average yield from 7.90% for the nine months ended September 30, 1998 to 7.63% for the nine months ended September 30, 1999. Loan originations grew 60%, to approximately $417 million for the nine months ended September 30, 1999 compared to approximately $260 million for the comparable period in 1998. Commercial real estate and construction lending represented approximately 71.5% of total origination activity during 1999 compared to approximately 50.3% during the 1998. As expected in the current rate environment, the Company continued to experience significant loan repayments, which totaled approximately $431 million for the nine months ended September 30, 1999 compared to approximately $339 million for the nine months ended September 30, 1998. Refinancings continued to erode the Company's higher yielding loans resulting in a shift in the Company's loan portfolio into lower margin loans. The Company continued to supplement its loan origination activity with loan purchases to help offset the effect of this high repayment activity. Loan purchases totaled $229 million for the nine months ended September 30, 1999 compared to $272 million for the nine months ended September 30, 1998.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     Combined interest income on all other interest-earning assets decreased $1.3 million, or 9.7%, as the result of a $13.3 million decrease in the combined average balance and a 32 basis point decrease in the combined average yield. Funds from repayments, sales, and maturities were reinvested in higher yielding loans receivable.

     INTEREST EXPENSE. Interest expense increased $6.3 million, or 14.7%, from $42.6 million for the nine months ended September 30, 1998 to $48.9 million for the nine months ended September 30, 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $10.3 million as the result of a $265.6 million increase in the average balance partially offset by a decrease in the average cost from 5.34% for the nine months ended September 30, 1998 to 5.19% for the nine months ended September 30, 1999. Interest expense on savings deposits decreased $4.0 million as the result of a decrease in the average cost from 5.08% for the nine months ended September 30, 1998 to 4.72% for the nine months ended September 30, 1999 combined with a $34.6 million decrease in the average balance.

     PROVISION FOR LOSSES ON LOANS. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Based on this evaluation, no provision for losses on loans was recorded during the nine months ended September 30, 1999. The Company recaptured $1.2 million of loan loss reserves during the nine months ended September 30, 1998 by recording a credit to the provision for losses on loans. Net loan charge-offs declined to $27,000 for the first nine months of 1999 compared to $275,000 for the first nine months of 1998.

     NONINTEREST INCOME. Total noninterest income decreased $666,000, or 20.1%, from $3.3 million for the nine months ended September 30, 1998 to $2.6 million for the nine months ended September 30, 1999. Gain on sale of loans decreased $451,000, or 31.7%, from $1.4 million for the nine months ended September 30, 1998 to $972,000 for the nine months ended September 30, 1999. Loan sales declined from $91.7 million to $40.9 million during the same periods as the result of a decline in the demand for the Company's thirty-year, fixed-rate loan products which the Company sells at the time of origination to limit its exposure to interest rate risk. During September 1999, the Company also sold $30.2 million of fixed-rate loans classified as held for sale that were purchased in August 1999. Real estate operations decreased $303,000 primarily due to $181,000 in write-downs on four foreclosed properties and $102,000 in net gains on sales of foreclosed properties during the nine months ended September 30, 1999 compared to gains on sales of $248,000 during the nine months ended September 30, 1998. Servicing and other fees decreased $139,000, or 20.4%, primarily due to a $86,000 decrease in loan conversion fee income and a $45,000 increase in expense related to the amortization of capitalized mortgage servicing rights. Other noninterest income increased $184,000 primarily due to a $106,000 increase in commissions related to check processing.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     NONINTEREST EXPENSE. Noninterest expense increased $946,000, or 4.8%, from $19.7 million for the nine months ended September 30, 1998 to $20.6 million for the nine months ended September 30, 1999. Advertising expense increased $901,000 due primarily to approximately $651,000 of nonrecurring expenses associated with the Bank's recent name change and to increased advertising for the Company's loan products. Other noninterest expense increased $330,000, or 10.2%, due primarily to expenses associated with the implementation of the Company's retail banking strategy, the merger of Jefferson Savings and First Federal, and Year 2000 testing. Legal, examination and other professional fees increased $218,000, or 17.9%, due primarily to approximately $200,000 of nonrecurring expenses related to the agreement reached with several of the Company's major shareholders regarding the election of directors at its June 21, 1999 annual meeting. Compensation and employee benefits decreased $333,000, or 3.2%, primarily due to a $1.5 million reduction in expense related to the Company's ESOP partially offset by additional expenses associated with personnel hired to implement the retail banking strategy and normal salary increases. ESOP expense is based on the average market value of the Company's stock which decreased approximately 50.7% between the respective periods. Federal deposit insurance premiums decreased $265,000, or 36.5%, from $727,000 for the nine months ended September 30, 1998 to $462,000 for the nine months ended September 30, 1999 due to a decrease in the balance of savings deposits and a reduction in the premium rate from 0.091% to 0.061% effective January 1, 1999. The Company anticipates further reductions in premium rates during the year 2000 when the rate at which the SAIF-insured savings associations must contribute to the payment of interest on certain government obligations is scheduled to be reduced.

     INCOME TAX EXPENSE. The effective tax rate for the nine months ended September 30, 1999 was 40.5% compared to 45.0% for the like period in 1998. The effective tax rates for 1999 and 1998 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

NONPERFORMING ASSETS

Summarized below are nonperforming assets at September 30, 1999 and December 31, 1998

                                                   September 30,        December 31,
                                                      1999                 1998
                                                      ----                 ----
                                                        (dollars in thousands)
     Restructured loans                             $    941              1,245
                                                     -------              -----
     Nonaccruing loans:
          Residential real estate                   $  3,977              1,740
          Commercial real estate                       3,548                121
          Construction                                 1,030              1,766
          Commercial                                     176                -
          Consumer                                        69                 82
                                                     -------              -----
               Total nonaccruing loans                 8,800              3,709
               Applicable allowance for
                 loan losses                            (808)               (30)
                                                     -------              -----
               Nonaccruing loans, net                  7,992              3,679
                                                     -------              -----
          Foreclosed real estate, net                  1,302              2,881
                                                     -------              -----
          Nonperforming assets, net                $  10,235              7,804
                                                     =======              =====
          Nonperforming assets, net as a
            percentage of total assets                  0.65%              0.56%
                                                     =======              =====

     Total nonperforming assets increased $2.4 million ($2.9 million prior to the increase in applicable allowance for losses on nonperforming assets) from $7.8 million at December 31, 1998 to $10.2 million at September 30, 1999 primarily as the result of a $3.4 million increase in nonaccruing commercial real estate loans and a $2.2 million increase in nonaccruing residential real estate loans. This was partially offset by a $736,000 decrease in nonaccruing construction loans and a $1.6 million decrease in foreclosed assets. The increase in nonaccruing commercial real estate loans was primarily due to the addition of a $2.2 million loan secured by a retail shopping center in St. Louis, Missouri and a $747,000 loan secured by a commercial property in Longview, Texas. The increase in nonaccruing residential loans was due to the net addition of seventeen single-family permanent loans classified as nonaccrual during the first nine months of 1999. The decrease in foreclosed real estate was primarily due to the sale of approximately $2.2 million in foreclosed real estate during the nine-month period ended September 30, 1999 partially offset by nine foreclosures for $883,000 during the same period.

     At September 30, 1999, the Company had six loans totaling $779,000 that were more than 90 days past the maturity date stated in the note with regard to principal repayment. The Company has continued collecting interest payments on the loans which were less than 90 days past due and still accruing interest. Loans are generally placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $8.8 million and $6.2 million at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999 $2.3 million of impaired loans had specific reserves of $808,000 and the remaining impaired loans of $6.5 million had no specific reserves. At December 31, 1998 $62,000 of impaired loans had specific reserves of $30,000 and the remaining impaired loans of $6.1 million had no specific reserves. The increase in impaired loans was primarily due to a $5.1 million increase in nonaccrual loans during the first nine months of 1999.

     Activity in the allowance for loan losses is summarized as follows:


                                         Nine months ended September 30,
                                                  1999          1998
                                                  ----          ----
Balance at beginning of period                $ 6,659,294    8,182,268
Provision charged to expense                          -     (1,200,000)
Recoveries                                            344        7,602
Charge-offs                                       (27,107)    (282,198)
                                              -----------    ---------
Balance at end of period                      $ 6,632,531    6,707,672
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

     The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of September 30, 1999, Jefferson Heritage met all OTS capital requirements.

     Jefferson Heritage is also subject to the capital based framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of September 30, 1999, Jefferson Heritage was considered well capitalized.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     Following are the actual and required capital amounts and ratios of Jefferson Heritage as of September 30, 1999:

                                                                       Prompt Corrective
                                                                     action requirements -
                                Actual             Requirements        well capitalized
                           -----------------     -------------------    ------------------
                           Amount      Ratio      Amount      Ratio      Amount      Ratio
                           ------      -----      ------      -----      ------      -----

Tangible capital: (1)   $ 101,791,625   6.53%   $ 23,378,822   1.50%            NA

Core capital: (1)         101,791,625   6.53%     46,757,643   3.00%   $77,929,406   5.00%

Risk-based capital: (2)   107,163,280  11.03%     77,741,651   8.00%    97,177,064  10.00%

Tier I capital: (2)       101,791,625  10.47%               NA          58,306,238   6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets



     Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratio was 17.88% and 18.42% at September 30, 1999 and December 31, 1998, respectively.

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and cash flows from operations. In addition, Jefferson Heritage has substantial borrowing capacity with the Federal Home Loan Bank and the ability to borrow against its investment portfolio.

     The principal uses of funds by the Company include the origination and purchase of loans secured by real estate and the purchase of investment securities and mortgage-backed securities.

     Cash flows used by investing activities totaled $198.8 million during the first nine months of 1999. Cash flows from these investing activities, which consisted primarily of $437.8 million in principal repayments on loans and mortgage-backed securities, $69.1 million in proceeds from maturity of investment securities and $9.7 million in sales of investment securities and mortgage-backed securities, and were used primarily to fund the Company's investing activities of originating and purchasing loans and purchasing mortgage-backed securities during the nine months ended September 30, 1999.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1999, the Company had commitments to originate loans totaling $71.4 million, to purchase residential mortgages of $2.2 million, to purchase investment securities of $2.0 million and to sell loans of $6.1 million. Certificates of deposit which are scheduled to mature in

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

one year or less at September 30, 1999 totaled $574.0 million. Management believes that a significant portion of such deposits will remain with the Company and that it has sufficient borrowing capacity to offset any outflow. In addition, at September 30, 1999, Jefferson Heritage has an available line of credit with the FHLB of Des Moines totaling $25.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   Deferral of the Effective Date of FASB Statement
No. 33, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS No. 133, as amended.

RECENTLY ENACTED LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.
Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

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

     To date, the primary expense involved in the implementation of the Company's Year 2000 Plan has been management and staff time which the Company estimates to have been approximately 3,900 hours through September 30, 1999. To the extent that any modifications to third party vendor software have been required, these modifications have been made by the vendors without any direct additional cost to the Company. The costs of equipment upgrades have either not been material or involved equipment that had already reached the end of its useful life and was due for replacement in any event.

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

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

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

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

            Quantitative and Qualitative Disclosures
                     About Market Risk

     The Company does not believe that its exposure to market risk has materially changed from the levels reported at December 31, 1998 in its Annual Report on Form 10-K. The Company's principal market risk continues to consist of its exposure to changes in interest rates. During the nine months ended September 30, 1999, declining long-term interest rates have resulted in the prepayment or conversion to fixed rates of certain adjustable-rate residential mortgages. In order to maintain its rate sensitivity position, the Company has sold the resulting fixed-rate loans on the secondary market and invested the proceeds from these sales and from prepayments in additional adjustable-rate mortgages or in other rate-sensitive investment and mortgage backed securities. The decline in interest rates has benefited the net portfolio value of its assets, which are measured, by the present value of the expected cash flows from its assets, liabilities and off balance sheet contracts. The Company continues to monitor changes in the interest rate environment and adjust its asset/liability mix as necessary.

                  PART II - OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------
        On August 10, 1999, a suit was filed in the United States District Court for the Southern District of Illinois under the caption West v. Hofman, et al. alleging that certain officers and directors of the Company and others issued false and misleading statements and failed to disclose material facts concerning the Company's operations, earnings, merger and/or sale. The suit was subsequently amended to name the Company as a defendant. The suit seeks class action status for all persons who purchased the Company's common stock between January 1, 1998 and April 14, 1999 and seeks unspecified money damages. The Company does not believe that the suit has merit and intends to vigorously defend against it.

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

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.


Item 5. Other Information
        -----------------
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) Exhibits. The following exhibits are being filed with this Quarterly Report on Form 10Q:

           No.    Description
           --     -----------
           27     Financial Data Schedule (EDGAR only)

        (b) Reports on Form 8-K. The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 1999.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JEFFERSON SAVINGS BANCORP, INC.
                                Registrant



Date:  November 15, 1999        /s/ Paul J. Milano
                                ----------------------------
                                Paul J. Milano
                                Senior Vice President and Chief
                                Financial Officer
                                (Duly Authorized Representative
                                and Principal Financial Officer)