Form 10-K
period 1999-12-31
JEFFERSON SAVINGS BANCORP INC
filed 2000-03-30
CIK 895470

================================================================================

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

For the fiscal year ended December 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                          Commission File No. 0-21466

                        JEFFERSON SAVINGS BANCORP, INC.
                      ---------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             43-1625841
 ----------------------------------                        --------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

 15435 CLAYTON ROAD, BALLWIN, MISSOURI                            63011
 -------------------------------------                     --------------------
(Address of principal executive offices)                        (Zip Code)


      Registrant's telephone number, including area code:  (636) 227-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $67.3 million based on the closing sales price of $11.43 per share of the registrant's Common Stock on such date as quoted on the Nasdaq National Market(SM). For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15, 2000: 9,957,826

================================================================================

                                    PART I

Item 1.  Business
-----------------

Jefferson Savings Bancorp, Inc.

     Jefferson Savings Bancorp, Inc. (the "Company") is the holding company for Jefferson Heritage Bank, a federal savings bank headquartered in Ballwin, Missouri ("Jefferson Heritage" or the "Bank"). The Company was originally incorporated at the direction of the Board of Directors of Jefferson Heritage for the purpose of becoming the holding company for Jefferson Heritage upon its conversion from mutual to stock form which was consummated on April 8, 1993.

     Beginning in 1995, the Company sought to build a franchise in the State of Texas through a series of acquisitions. In 1995, the Company acquired all of the outstanding stock of North Texas Savings and Loan Association, Denton, Texas ("North Texas"), First Federal Savings Bank of Longview, Longview, Texas ("Longview") and Shelby-Panola Savings Association, Carthage, Texas ("Shelby-Panola") in cash transactions accounted for as purchases. Upon completion of the acquisitions, North Texas, Longview and Shelby-Panola were consolidated under a single federal charter and operated as First Federal Savings Bank of North Texas ("First Federal"). In 1996, the Company acquired Texas Heritage Savings Association/Banc in Rowlett, Texas ("Texas Heritage") in exchange for cash and stock in another transaction accounted for as a purchase. The Texas Heritage acquisition added four branches in the suburban Dallas counties of Dallas, Rockwell and Tarrant. Upon completion of the acquisition, Texas Heritage was merged into First Federal. In 1997, the Company acquired L&B Financial, Inc., the holding company for Loan & Building State Savings Bank, Sulphur Springs, Texas ("L&B Financial") for cash and stock in a purchase transaction. As a result of the L&B Financial acquisition, the Company added six branches in the northeast Texas counties of Bowie, Camp, Franklin, Hopkins, Morris and Titus. Upon completion of the acquisition, the operations of L&B Financial were also merged into First Federal. The following table provides certain additional information regarding the Company's Texas acquisitions:

                                                                          Consideration
                                                                     -------------------------
                                                                                    Stock          Excess
  Date of         Name of                              # of                  -----------------    Cost Over
Acquisition      Institution      Asset Size         Branches        Cash     Shares     Value   Fair Value
-----------      -----------      ----------         --------        -----   ---------   -----   ----------
                                               (Dollars in millions)

5/31/95          North Texas         $190.7             5             $28.3          --   $  --      $11.9
5/31/95          Longview             134.5             5              12.8          --      --        2.4
7/13/95          Shelby-Panola         55.6             1              10.9          --      --        6.3
12/30/96         Texas Heritage        71.8             4               5.1     446,302     5.1        5.9
2/28/97          L&B Financial        141.8             6              15.3   1,095,900    15.3        5.9

     On December 31, 1998, the Company merged First Federal into Jefferson Heritage creating a branch network in two states. Changes in Texas banking laws removed the necessity for the Company to operate two separate charters and resulted in a stronger capital base, more flexibility in deployment of capital between the Missouri and Texas markets, efficiency in administration and certain anticipated tax advantages. Reflecting the Company's emphasis on developing a retail banking culture, Jefferson Heritage changed its name from Jefferson Savings and Loan Association, F.A. to Jefferson Heritage Bank on January 20, 1999.

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

     The executive offices of the Company are located at 15435 Clayton Road, Ballwin, Missouri 63011 and its main telephone number is (636) 227-3000.

Jefferson Heritage

     General. Jefferson Heritage was originally founded in 1927 as a Missouri mutual savings association. Jefferson Heritage converted to stock form in 1993 and converted to a federal charter in 1995. In 1998, Jefferson Heritage merged with the Company's other subsidiary savings institution, First Federal, to consolidate the business operations of the two entities into Jefferson Heritage. Like most savings institutions, the principal business of Jefferson Heritage historically consisted of the origination of home mortgages funded by deposits drawn through its branch network. In response to market changes, however, the Bank has continually expanded its product mix and refined its methods of reaching customers. In recent years, the Bank has emphasized residential construction and development lending and commercial mortgages in addition to its traditional permanent residential mortgage financing. Jefferson Heritage has supplemented direct home mortgage originations with purchases from mortgage brokers and now originates loans for the secondary markets as well as for its portfolio. The Bank's loan product mix also includes a variety of consumer loans such as home equity lines of credit and automobile loans. To fund its lending operations, Jefferson Heritage has relied to an increasing degree on borrowings from the FHLB System. Management's strategy is to continue the evolution of Jefferson Heritage into a more "bank-like" organization with a more diversified loan portfolio and higher levels of non-interest income from fees and services.

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

     During 1999, Jefferson Heritage established a new mortgage banking subsidiary, Jefferson Heritage Mortgage Company ("JHMC"), in order to originate loans in growing markets in which Jefferson Heritage does not currently have a presence. JHMC currently maintains loan production offices in Denton, Austin and El Paso, Texas, Nashville, Tennessee, Seattle, Washington and St. Louis, Missouri and is considering other locations. JHMC originates loans for both resale on the secondary market and for the Bank's portfolio.

     Jefferson Heritage's deposits are insured, up to applicable limits for each depositor by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Jefferson Heritage is currently a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 district banks comprising the FHLB System. Jefferson Heritage is subject to comprehensive regulation and examination by the OTS which is also the chartering authority for Jefferson Heritage. Such regulation is intended primarily for the protection of depositors.

     Jefferson Heritage's market area consists of the following locations in Missouri and Texas in which Jefferson Heritage's branch offices are located: (i) ten offices located in the City of St. Louis, Jefferson County, St. Louis County and St. Charles County, Missouri; (ii) nine offices in the suburban Dallas counties of Denton, Tarrant, Dallas, Rockwell and Wise, Texas; (iii) nine offices in the northeastern Texas counties of Gregg, Bowie, Franklin, Hopkins, Morris and Titus; and (iv) one office in Panola County, Texas. With $1.6 billion in assets at December 31, 1999, Jefferson Heritage is one of the largest savings associations headquartered in the State of Missouri.

     The St. Louis metropolitan area has a population of approximately 2.5 million, representing an increase of approximately 3% since 1980. According to 1990 census figures, per capita income in the St. Louis metropolitan statistical area was $15,681. The region has a diversified economic base with an emphasis on service and retail industries. The labor force, which numbered approximately 1.3 million in 1990, is largely concentrated in non-manufacturing industries, which represent approximately 75% of the total labor force. Within the non-manufacturing sector, service industries (excluding domestic service), retail trade and federal, state and local government represent approximately 25%, 17% and 11%, respectively, of the total labor force. Within the manufacturing sector, the aircraft and food products industries represent approximately 3% and 2%, respectively, of the total labor force, and the chemical, machinery, motor vehicle, printing and publishing and metals industries are approximately equally represented, each employing less than 2% of the total labor force. The St. Louis area is home to 20 Fortune 1000 companies and ranks fourth in the nation in terms of headquarters of companies listed among the Fortune 500 largest industrial and service corporations.

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

     Jefferson Heritage's executive offices are located at 15435 Clayton Road, Ballwin, Missouri 63011 and its main telephone number is (636) 227-3000. Jefferson Heritage maintains a website at www.jeffersonheritage.com.
                                          -------------------------

Financial Modernization Legislation

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio totaled $1.2 billion at December 31, 1999, representing 78.3% of total assets at that date. At December 31, 1998, the loan portfolio of Jefferson Heritage totaled $1.1 billion, or 80.8% of its assets.

     Although the Company's loan portfolio continues to consist primarily of loans secured by residential real estate, the Company over the past several years has increased the proportion of that portfolio represented by residential construction and development loans. At December 31, 1999, $806.1 million, or 58.9% of the total loan portfolio, consisted of permanent loans secured by single-family real estate. Loans for the construction and development of single-family residential real estate totaled $320.9 million, or 23.4% of the Company's total loan portfolio at that date. At December 31, 1999, the remainder of the Company's portfolio of residential mortgage loans consisted primarily of home equity lines of credit secured by mortgages on residential real estate. Such loans totaled $54.9 million, or 4.0% of the total loan portfolio, at December 31, 1999.

     During 1999, the Company increased its commercial real estate lending. At December 31, 1999, loans secured by commercial real estate totaled $155.7 million, or 11.4% of the total loan portfolio. To a limited extent, Jefferson Heritage originates consumer and commercial loans. Consumer loans, which primarily consist of automobile loans, education loans and loans secured by savings deposits, totaled $15.7 million, or 1.2% of the Company's total loan portfolio at December 31, 1999. Commercial loans which consist of mortgage warehouse lines of credit secured by single-family mortgages, totaled $15.8 million, or 1.2%, of the total loan portfolio.

     As a result of the increasing role of JHMC, the Company's real estate loan portfolio has become more diversified geographically although the majority of its loans continue to be secured by properties in its traditional markets of Missouri and Texas. The Company estimates that approximately 34.3% of Jefferson Heritage's loans are secured by properties in the State of Missouri and 41.4% of Jefferson Heritage's loans are secured by properties in the State of Texas.

     Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. As of December 31, 1999, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                            At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                        1999                    1998                1997              1996                1995
                                 ---------------------  -------------------- -----------------  -----------------  -----------------
                                   Amount         %       Amount       %      Amount      %      Amount      %      Amount      %
                                 ---------     -------  ----------  -------  --------  -------  --------  -------  --------  -------
                                                                  (Dollars in thousands)
Real estate loans:
 Single-family (1)..........       $  801,054   58.51%  $  840,164   69.72%  $647,735   66.72%  $623,754   63.51%  $629,327   75.74%
 Home equity................           54,949    4.01       54,857    4.55     54,156    5.58     44,924    4.57     26,826    3.23
 FHA insured/VA guaranteed..            5,078    0.37        1,517    0.13      2,073    0.21        968    0.10      1,065    0.13
 Commercial.................          155,659   11.37       72,602    6.03     80,758    8.32     56,667    5.77     61,485    7.40
 Construction and
  development...............          320,917   23.44      208,207   17.28    163,390   16.83    242,143   24.66    105,339   12.68
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
  Total real estate loans...        1,337,657   97.70    1,177,347   97.71    948,112   97.65    968,456   98.61    824,042   99.18
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------

Commercial..................           15,755    1.15       17,330    1.44      9,775    1.01      5,000    0.51      2,000    0.24
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------

Consumer loans:
 Automobile.................            2,699    0.21        2,021    0.17      3,134    0.32      1,649    0.17        875    0.10
 Loans secured by savings
  deposits..................            4,986    0.36        4,776    0.40      5,532    0.57      3,658    0.37      3,410    0.41
 Education..................               31    0.00           78    0.01        191    0.02        178    0.02        229    0.03
 Other......................            7,973    0.58        3,441    0.27      4,179    0.43      3,195    0.32        341    0.04
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
  Total consumer loans......           15,689    1.15       10,316    0.85     13,036    1.34      8,680    0.88      4,855    0.58
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
   Total loans receivable...        1,369,101  100.00%   1,204,993  100.00%   970,923  100.00%   982,136  100.00%   830,897  100.00%
                                               ======               ======             ======             ======             ======

Add (deduct):
 Loans in process...........         (127,229)             (83,586)           (38,126)           (89,573)           (38,458)
 Unearned (discounts)
  premiums, net.............            3,614                 (494)            (1,112)            (1,786)              (621)
 Deferred loan costs
  (fees), net...............              378                4,236              1,417              1,157              1,363
 Allowance for losses.......           (6,938)              (6,659)            (8,182)            (6,529)            (5,096)
                                   ----------           ----------           --------           --------           --------
  Loans receivable, net.....       $1,238,926           $1,118,490           $924,920           $885,405           $788,085
                                   ==========           ==========           ========           ========           ========

------------------------

(1)  Includes loans held for sale of $21,644,000, $5,867,000, $2,821,000,
     $1,787,000 and $752,000 at December 31, 1999, 1998, 1997, 1996 and 1995,
     respectively.

     Loan Portfolio Sensitivity. The following table sets forth certain information as of December 31, 1999 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of long-term mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                      Due After
                                       Due Within    One Through    Due After
                                        One Year     Five Years     Five Years      Total
                                       ----------    -----------    ----------    ----------
                                                          (In thousands)
Residential real estate..............    $ 39,161       $166,210      $655,710    $  861,081
Commercial real estate...............      15,572         52,293        87,794       155,659
Construction and development.........     230,973         88,721         1,223       320,917
Commercial...........................      15,292            463            --        15,755
Consumer.............................       6,726          7,696         1,267        15,689
                                         --------       --------      --------    ----------
    Total............................    $307,724       $315,383      $745,994    $1,369,101
                                         ========       ========      ========    ==========

     The following table sets forth as of December 31, 1999 the dollar amount of the loans maturing subsequent to the year ending December 31, 2000 broken down between those with predetermined interest rates and those with adjustable interest rates.

                                   Predetermined      Floating or
                                       Rates        Adjustable Rates      Total
                                   -------------    ----------------    ----------
                                                    (In thousands)
   Residential real estate.......       $178,278            $643,641    $  821,919
   Commercial real estate........         57,823              82,264       140,087
   Construction and development..          2,826              87,119        89,945
   Commercial....................            295                 168           463
   Consumer......................          4,624               4,339         8,963
                                        --------            --------    ----------
      Total......................       $243,846            $817,531    $1,061,377
                                        ========            ========    ==========

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

     Origination, Purchase and Sale of Loans. During 1999, the Company consolidated its single-family permanent mortgage loan origination activities in JHMC which originates loans both on behalf of the Bank and for resale into the secondary market. JHMC is staffed by commissioned loan representatives who identify origination opportunities in the areas served by its loan production offices. The Bank does not accept loans from JHMC unless the loans meet the same underwriting criteria that the Bank has traditionally used in originating loans.

     To further supplement originations, the Company has undertaken residential mortgage loan purchases both on a bulk and an individual loan basis. All such loans are underwritten using the same underwriting guidelines as are applied to direct originations. The Company significantly increased its loan purchases in order to replenish its portfolio of adjustable-rate mortgages which had declined as a result of refinancing activity during recent years. Purchases of single-family residential mortgages decreased to $201.9 million in 1999 from $384.1 million in 1998. During 1999, the Company also purchased $65.1 million of commercial and construction loans.

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

                                                        Year Ended December 31,
                                                    -------------------------------
                                                      1999       1998       1997
                                                    ---------  ---------  ---------
                                                            (In thousands)
Loans originated:
  Real estate loans:
    Construction and development..................  $328,565   $153,530   $172,505
    Single-family.................................   117,455    149,833    140,878
    Home equity...................................    38,479     37,202     35,106
    FHA insured/VA guaranteed.....................    17,508      2,551      1,029
    Commercial real estate........................    55,585     21,516     10,453
  Commercial......................................     7,117      8,000      8,587
  Consumer........................................    10,702      6,400      9,310
                                                    --------   --------   --------
      Total loans originated......................   575,411    379,032    377,868
                                                    --------   --------   --------

Loans purchased:
  Real estate loans:
    Single-family.................................   201,853    384,077     48,738
    Commercial....................................    54,205        936        773
    Construction..................................    10,893     21,113         --
  Consumer........................................     3,630         --         --
                                                    --------   --------   --------
      Total loans purchased.......................   270,581    406,126     49,511
                                                    --------   --------   --------

Loans acquired in business combinations:
  Real estate loans:
    Construction..................................        --         --      3,111
    Single-family.................................        --         --     44,974
    Home improvement..............................        --         --         13
    FHA insured/VA guaranteed.....................        --         --        116
    Commercial real estate........................        --         --     19,803
  Consumer........................................        --         --      5,063
  Less allowance for loss, unearned discount and
    deferred fees.................................        --         --     (2,658)
                                                    --------   --------   --------
    Total loans acquired in acquisitions..........        --         --     70,422
                                                    --------   --------   --------

Loans sold - residential real estate..............   144,134    119,379     45,232
                                                    --------   --------   --------
    Total loans sold..............................   144,134    119,379     45,232
                                                    --------   --------   --------

Principal repayments..............................   580,742    471,986    409,383
Decrease (increase) in other items, net...........      (679)      (223)    (3,671)
                                                    --------   --------   --------

Net increase......................................  $120,437   $193,570   $ 39,515
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

     The Board of Directors has established lending guidelines which require the approval of specified officers or members of the Senior Loan Committee for various loans. The Senior Loan Committee consists of five senior officers and four non-employee directors. Single-family mortgages (including home equity and home improvement loans) of up to $254,000 and consumer loans of up to $25,000 may be approved by certain specified officers or a member of the Senior Loan Committee. Single-family loans between $254,001 and $650,000 and consumer loans between $25,001 and $50,000 require the approval of at least two of the specified officers or members of the Senior Loan Committee. Single-family loans between $650,001 and $1,000,000 and consumer loans between $50,001 and $100,000 may be made on the approval of three specified officers or members of the Senior Loan Committee. Single-family loans in greater amounts may be made with the approval of at least three specified officers and a majority of the Senior Loan Committee including at least two director members while consumer loans in excess $100,000 require the approval of at least three specified officers and one member of the Senior Loan Committee.

     Non-residential real estate loans including construction, acquisition and development loans, land loans and commercial real estate mortgages and lines of credit up to $250,000 and commercial loans up to $100,000 require the approval of at least two specified officers or members of the Senior Loan Committee. Non-residential real estate loans between $250,001 and $750,000 and commercial loans between $100,001 and $250,000 require the approval of at least three of the specified officers or members of the Senior Loan Committee. Non-residential real estate loans of between $750,001 and $1,000,000 may be made on the approval of at least three specified officers including at least one senior officer and non-residential real estate loans between $1,000,001 and $2,000,000 may be made with the approval of four officers including at least one of the senior officers. Commercial loans between $250,001 and $500,000 require the approval of at least three specified officers or members of the Senior Loan Committee and commercial loans between $500,001 and $1,000,000 require the approval of at least four of these officers or Senior Loan Committee members. Non-residential real estate loans in excess of $2,000,000 and commercial loans in excess of $1,000,000 may only be made with the approval of seven members of the Senior Loan Committee including at least two outside directors.

     To provide a prompt response to existing customers, the Loan Committee may approve new loans and extensions of credit to existing loan customers and pre-approved line of credit borrowers up to 10%, not exceeding $500,000, of the borrower's existing loan commitment. For loans that would normally require additional approval, however, ratification is required by the Senior Loan Committee within 30 days of approval of the application.

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

     Upon receipt of a loan applic ation from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a fee appraiser approved by Jefferson Heritage.

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

     Under federal law, Jefferson Heritage may not make loans to a single borrower that exceed in the aggregate 15% of its unimpaired capital and unimpaired surplus. Based on its unimpaired capital and unimpaired surplus at December 31, 1999, Jefferson Heritage would be permitted to lend up to $16.7 million to one borrower. Jefferson Heritage's Board of Directors has set an internal limit equal to 80% of this legal lending limit which was $13.3 million at December 31, 1999. At December 31, 1999, the Company's largest loan consisted of a $8.5 million commercial construction loan secured by 25.7 acres of commercial undeveloped land.

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

     Residential Real Estate Lending. Jefferson Heritage historically has been and continues to be an originator of single-family, residential real estate loans in the Missouri and Texas market areas. Jefferson Heritage currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by FHLMC and FNMA and adjustable-rate mortgage loans with maturities of up to 30 years.

     Jefferson Heritage offers adjustable-rate residential mortgage loans with interest rates which adjust annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board (the "Treasury Index"), plus a margin, which is generally 2.75%. The amount of any increase or decrease in the interest rate presently is limited to two percentage points per year, with a maximum adjustment of 6.00% over the initial loan rate. These limitations may vary with market conditions. The Company estimates that the maximum rate to which the adjustable-rate mortgage loans currently held in portfolio could adjust would not exceed 12.875% per annum as a result of current contractual limits on aggregate rate increases. The adjustable-rate mortgage loans offered by Jefferson Heritage, as well as many other financial institutions, may provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. One-to-two year adjustable-rate loans, however, are underwritten on the basis of the borrower's ability to pay at a rate 200 basis points above the initial rate.

     The Company's loan portfolio also includes residential mortgage loans with interest rate adjustments indexed to published cost-of-funds indices for thrift institutions in various FHLB districts. Due to delays in the publishing of these indices, the interest rates on loans so indexed do not adjust as quickly as loans indexed to the Treasury Index and, for that reason, Jefferson Heritage generally does not originate or purchase such loans. At December 31, 1999, Jefferson Heritage held approximately $120.9 million in adjustable-rate loans and mortgage-backed securities indexed to various cost-of-funds indices.

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

     Home Equity Lending. Home equity loans are generally made on the security of residences and normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to ten years. Jefferson Heritage may make home equity loans with loan-to-value ratios in excess of 80% if the borrower obtains private mortgage insurance for the amount in excess of 80%. The Company's home equity loans require the payment of interest only until maturity when unpaid principal is due. Because Texas law historically restricted the creation of any lien on a primary residence other than a first lien, the Company had not offered home equity loans in Texas prior to 1998. Effective January 1, 1998, the Texas constitution was amended to permit the encumbrance of homesteads for non-recourse, closed-end, home equity loans provided that the aggregate indebtedness secured by the homestead does not exceed 80% of its fair market value. Jefferson Heritage began offering such loans on a limited basis during 1998. At December 31, 1999, total outstanding home equity loans totaled $54.9 million, or 4.0% of the Company's total loan portfolio.

     Commercial Real Estate Lending. The Company currently originates commercial real estate loans which are generally secured by apartments, retail stores, hotels, office buildings, warehouses and other income-producing commercial property.

     At December 31, 1999, the principal concentrations in the Company's commercial real estate loan portfolio were as follows:

                                                 Amount
          Type of Loan                       (In thousands)
          ------------                       --------------
          Office buildings................       $ 49,617
          Multi-family....................         37,353
          Hotels and restaurants..........         29,613
          Other...........................         39,076
                                                 --------
                                                 $155,659
                                                 ========

     The Company's two largest commercial real estate loans at December 31, 1999 were a $3.9 million loan secured by two retail centers in Springfield, Missouri and a $4.2 million loan secured by an office building in St. Louis, Missouri. At December 31, 1999, the Company's ten largest commercial real estate loans amounted to $33.3 million, or 21.4% of the Company's portfolio of commercial real estate loans. None of these loans were past due at December 31, 1999.

     At December 31, 1999, commercial real estate loans totaled $155.7 million, or 11.4% of the Company's total loan portfolio, as compared to $72.6 million, or 6.0%, at December 31, 1998. The Company originated $10.5 million, $21.5 million and $55.6 million of commercial real estate loans during the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company's commercial real estate loans have a maximum term and amortization of 30 years, but typically have balloon terms ranging from three to five years. Commercial real estate loans generally are made with interest rates that adjust annually or more frequently based upon changes in the Treasury Index or other index utilized, including prime rate and cost of funds indices, plus a negotiated margin.

     Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To mitigate these risks, the Company limits its commercial real estate lending to market areas in which it has traditionally operated or which it has only entered after thorough research including a favorable economic analysis by an independent advisor. In addition, the Company has limited its commercial real estate lending to borrowers with whom the Company or its personnel are familiar. It is generally the Company's policy to obtain personal guarantees and annual financial statements from all principals obtaining commercial real estate loans. The Company reviews all commercial real estate loans in excess of $500,000 on an annual basis to ensure that the loan meets current underwriting standards.

     Under federal law, the aggregate amount of loans which a savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's total capital. Under this standard, at December 31, 1999, Jefferson Heritage was permitted to invest in non-residential real property loans in an aggregate amount equal to $420.3 million.

     Construction Lending. Through Jefferson Heritage, the Company engages in construction lending to qualified borrowers for construction of single-family residential properties including loans for the acquisition and development of land for the construction of single-family residences. The Company has begun originating construction loans outside its traditional market areas in Missouri and Texas. The Company, however, does not begin originating loans in other markets until management has thoroughly familiarized itself with these markets. At December 31, 1999, the Company's loan portfolio included $283.8 million in construction loans all of which were for the construction of single-family homes or development of land to build single-family homes. Generally, loans for the construction of owner-occupied, single-family residential properties are made on an adjustable-rate basis and for terms of from six to 12 months, during which time the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans generally have a maximum loan-to-value ratio of 80%. At December 31, 1999, there were no construction loans with a loan-to-value ratio in excess of 80%. Borrowers must satisfy all credit requirements which would apply to Jefferson Heritage's permanent mortgage loan financing for the subject property.

     Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by appraisers approved by the Board of Directors of Jefferson Heritage, and a study of the feasibility of the proposed project. The Company uses appraisers meeting federal and state certification standards on all of its commercial construction loans. The Company also reviews and inspects each project at the commencement of construction and during the term of the construction loan.

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

     Consumer Lending. Consumer loans originated by the Company include automobile loans, education loans and loans secured by savings deposits. At December 31, 1999, consumer loans totaled $15.7 million, or 1.2% of the Company's total loan portfolio.

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

     The Company makes savings deposit loans for up to 100% of the depositor's savings deposit balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings deposit loans are payable on demand. Interest is billed on a monthly or quarterly basis. At December 31, 1999, total loans on savings deposits were $5.0 million, or 0.4% of the total loan portfolio.

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

     In underwriting consumer loans, the Company places primary emphasis on the borrower's credit history and an analysis of the borrower's income and expenses, perceived ability to repay the loan and the value of the collateral, if any. At December 31, 1999, $75,000 of the Company's consumer loans were 90 days or more delinquent. The Company's policy is generally to fully provide for losses in consumer loans not secured by real property at such time as the loan becomes greater than 90 days delinquent.

     Commercial Lending. Jefferson Heritage is also authorized to invest up to 20% of its assets in loans for commercial, corporate, business or agricultural purposes but have traditionally not engaged in this form of lending. Jefferson Heritage has extended mortgage warehouse lines of credit totaling $11.0 million at December 31, 1999 to five local mortgage brokers. Under these arrangements, Jefferson Heritage provides temporary funding for residential first mortgage loans originated by the mortgage brokers until the brokers can deliver the loans for resale in the secondary market. The lines of credit are secured by assignments of the notes underlying the mortgage loans.

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

     In addition to the foregoing fees, the Company receives fees for servicing loans which have been sold to other financial institutions or to FHLMC or FNMA. Servicing activities include the collection and processing of mortgage payments, accounting for loan funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. As compensation for these services, the Company is generally permitted to retain a portion of the monthly payment. Loan servicing fees have not been a significant source of income for the Company. At December 31, 1999, the Company was servicing approximately $146.7 million in loans sold to others, all of which were residential mortgage loans.

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

                                                             December 31,
                                          ----------------------------------------------------
                                            1999      1998       1997       1996        1995
                                          -------    -------    -------    -------    --------
                                                        (Dollars in thousands)
Restructured loans......................  $1,022     $1,245     $  210     $  179       $  546
                                          ------     ------     ------     ------       ------

Nonaccruing loans:
  Residential real estate...............  $3,308     $1,740     $1,826     $1,169       $1,687
  Commercial real estate................   2,506         58      1,214         --           26
  Construction..........................   1,340      1,829      2,294         11          707
  Commercial............................     216         --         --         74           15
  Consumer..............................      75         82         72        232           42
                                          ------     ------     ------     ------       ------
    Total nonaccruing loans.............   7,445      3,709      5,406      1,486        2,477
    Applicable allowance for losses.....    (903)       (30)      (152)       (43)          --
                                          ------     ------     ------     ------       ------
        Nonaccruing loans, net..........   6,542      3,679      5,254      1,443        2,477
                                          ------     ------     ------     ------       ------
          Total restructured and
            nonaccruing loans, net......   7,564      4,924      5,464      1,622        3,023
                                          ------     ------     ------     ------       ------

        Nonperforming loans, net as a
          percentage of net loans.......    0.61%      0.44%      0.59%      0.18%        0.38%
                                          ======     ======     ======     ======       ======

Foreclosed assets:
  Residential real estate...............  $  902     $  217     $  880     $1,584       $  436
  Commercial real estate................     161      1,625      1,315      1,195        3,163
  Construction..........................     469      1,399      2,596      2,115          343
  Commercial............................      --         --         --         --           --
                                          ------     ------     ------     ------       ------
    Total foreclosed assets.............   1,532      3,241      4,791      4,894        3,942
    Applicable allowance for losses.....     (10)      (360)      (535)      (434)        (272)
                                          ------     ------     ------     ------       ------
        Foreclosed assets, net..........   1,522      2,881      4,256      4,460        3,670
                                          ------     ------     ------     ------       ------

        Nonperforming assets, net.......  $9,086     $7,805     $9,720     $6,082       $6,693
                                          ======     ======     ======     ======       ======
        Nonperforming assets, net as a
          percentage of total assets....    0.57%      0.56%      0.79%      0.53%        0.59%
                                          ======     ======     ======     ======       ======

     Total nonperforming assets increased to $9.1 million (or 0.57% of assets) at December 31, 1999 from $7.8 million (or 0.56% of assets) at December 31, 1998 after decreasing from $9.7 million (or 0.79% of assets) at December 31, 1997. The increase in non-performing assets during 1999 is attributable to a $2.9 million increase in nonaccruing loans, partially offset by a $1.4 million decrease in foreclosed assets and a $233,000 decrease in restructured loans. The increase in nonaccruing loans during 1999 is attributed primarily to a $2.4 million increase in non-accruing commercial real estate loans and a $1.6 million increase in non-accruing residential loans partially offset by a $489,000 decrease in nonaccruing construction loans. The increase in nonaccruing commercial real estate loans was primarily due to the classification of a $2.2 million loan, secured by a retail shopping center in Missouri, as nonaccrual due to the borrower's inability to make timely payments. At December 31, 1999, this loan was 59 days past due. Nonaccruing residential real estate loans at December 31, 1999 consisted of 53 single-family permanent loans compared to 38 such loans at December 31, 1998. The decrease in nonperforming assets during 1998 is attributed to a $1.6 million decrease in nonaccruing loans and a $1.4 million decrease in foreclosed assets, partially offset by a $1.0 million increase in restructured loans. The decrease in nonaccruing loans during 1998 is attributed primarily to a $1.2 million decrease in nonaccruing commercial real estate loans and a $465,000 decrease in nonaccruing construction loans. Nonaccruing construction loans at December 31, 1999 consisted of nine loans for the construction of single-family residences.

     At December 31, 1999, the Company's foreclosed assets consisted primarily of one commercial real estate property carried at $148,000, two single-family construction loans carried at $321,000, two land loans at $161,000 and eight permanent single-family loans at $902,000. See "-- Real Estate Acquired Through Foreclosure." The Company's restructured loans consist of 36 loans totaling approximately $1.0 million, primarily secured by single-family residences located in Texas. Not included in restructured loans is a $3.0 million loan secured by a country club and leasehold on a golf course in St. Charles County, Missouri which was restructured during 1991 because of the borrower's inability to meet debt service. Because the loan has been performing since the date of restructuring, provides for principal amortization and bears a market interest rate, management does not consider this a nonperforming loan and has excluded it from the table above. At December 31, 1999, the Company had four single-family construction loans totaling $723,000 that were more than 90 days past the maturity date with regard to principal repayment. Interest payments on the loans were less than 90 days past due and the loans were still accruing interest. Since the interest due on these loans were less than 90 days past due, the loans are not considered nonperforming assets.

     During the year ended December 31, 1999, gross interest income of approximately $756,000 and $93,000, would have been recorded on nonaccruing loans and on restructured loans, respectively, if such loans had been current throughout the period according to their original terms. Only cash received of $406,000 was included in income during the year ended December 31, 1999 on nonaccruing loans. Approximately $93,000 in interest on restructured loans was included in income during the year ended December 31, 1999.

     At December 31, 1999, there were $947,000 of loans which were not classified as nonaccrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. These loans are classified as impaired and were identified through normal internal credit review procedures.

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

     The Company has determined that on a consolidated basis at December 31, 1999 it had $10.2 million, net of reserves, in assets classified as substandard, $165,000 in assets classified as doubtful and $1.1 million in assets classified as loss. Substandard assets included $3.4 million in residential loans, $49,000 in consumer loans, $2.7 million in construction and development loans, $2.3 million in commercial real estate loans, $140,000 in commercial loans and $1.5 million, net of reserves, in real estate acquired through foreclosure. Assets classified as loss, which are fully reserved, consisted of $10,000 in real estate acquired through foreclosure and $1.0 million in loans.

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

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses in the loan portfolio. Management conducts monthly reviews of the loan portfolio and evaluates the need to establish specific allowances on the basis of this review. As part of its review, management grades loans for which collection in full may not be reasonably assured using a classification system similar to that employed by the OTS. In addition, management conducts annual reviews on large loans due to their size and complexity. Loans subject to grading include delinquent loans and any loans that have been placed on a watch list. Specific allowances are provided for individual loans when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of any specific allowance necessary is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral-dependent loans. At the date of foreclosure, the Company transfers the property to real estate acquired through foreclosure at the lower of cost or fair value less selling expenses. Any amount of cost in excess of fair value less selling expenses is charged-off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

     Net charge-offs have continued to represent a small percentage of average loans outstanding. The ratio of the allowance to nonaccruing loans at December 31, 1999 was 93.2%. During 1998 the Company recaptured $1.2 million of excess loan loss reserves. The OTS, after a 1997 examination, had required the Company's former Texas subsidiary, First Federal, to base its loan loss reserves on certain thrift industry average loss experiences that were significantly higher than the actual loss experience of First Federal and to curtail its higher margin lending for land acquisition and development loans. As a result of the 1998 OTS examination, the OTS terminated the 1997 Supervisory Agreement, which removed these requirements. The Company increased its provision for loan losses during 1997 primarily due to the results of the OTS examination previously mentioned.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                          Year Ended December 31,
                                              ----------------------------------------------------
                                               1999        1998       1997       1996       1995
                                              -------    --------    -------    -------    -------
                                                           (Dollars in thousands)
Balance at beginning of period..............  $6,659     $ 8,182     $6,529     $5,096     $3,471
Reserves acquired in business combinations..      --          --      1,156        851      1,378

Loans charged-off:..........................
 Residential real estate....................     (95)        (64)       (91)       (24)        --
 Commercial real estate.....................     (99)       (152)        --         --        (91)
 Construction...............................      --         (90)      (546)       (42)       (31)
 Commercial.................................      --          --         (7)        --         --
 Consumer...................................     (47)        (26)      (137)       (12)        --
                                              ------     -------     ------     ------     ------
  Total charge-offs.........................    (241)       (332)      (781)       (78)      (122)
                                              ------     -------     ------     ------     ------

Recoveries:
 Residential real estate....................      --           3         18         --         --
 Commercial real estate.....................      --          --         --         --         --
 Construction...............................      --          --         --         --         --
 Commercial.................................      --          --         --         --         --
 Consumer...................................      --           6         --         --          2
                                              ------     -------     ------     ------     ------
  Total recoveries..........................      --           9         18         --          2
                                              ------     -------     ------     ------     ------

Net loans charged-off.......................    (241)       (323)      (763)       (78)      (120)
                                              ------     -------     ------     ------     ------
Provision charged to expense................     520      (1,200)     1,260        660        367
                                              ------     -------     ------     ------     ------
Balance at end of period....................  $6,938     $ 6,659     $8,182     $6,529     $5,096
                                              ======     =======     ======     ======     ======
Ratio of net charge-offs to average
 loans outstanding during the period........    0.02%       0.03%      0.08%      0.01%      0.02%
                                              ======     =======     ======     ======     ======
Ratio of allowance to net loans.............    0.56%       0.60%      0.88%      0.74%      0.65%
                                              ======     =======     ======     ======     ======

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

                                                              At December 31,
                                ------------------------------------------------------------------------------
                                         1999                      1998                       1997
                                ----------------------   -----------------------    --------------------------
                                           Percent of                Percent of                  Percent of
                                            Loans in                  Loans in                    Loans in
                                          Category to               Category to                 Category to
                                Amount    Total Loans     Amount    Total Loans     Amount      Total Loans
                                ------    ------------    ------    ------------    ------    ----------------
                                                            (Dollars in thousands)
Residential real estate.......  $1,127          62.89%    $1,066          74.40%    $1,640              72.51%
Commercial real estate........   1,626          11.37      1,977           6.03      2,896               8.32
Construction and development..   1,758          23.44      1,437          17.28      1,557              16.83
Commercial....................     214           1.15         69           1.44         43               1.01
Consumer......................     134           1.15        144           0.85        107               1.34
Unallocated...................   2,079             --      1,966             --      1,939                 --
                                ------         ------     ------         ------     ------             ------
                                $6,938         100.00%    $6,659         100.00%    $8,182             100.00%
                                ======         ======     ======         ======     ======             ======

                                                              At December 31,
                                             --------------------------------------------------
                                                   1996                      1995
                                             --------------------      ------------------------
                                                     Percent of                 Percent of
                                                      Loans in                   Loans in
                                                     Category to                Category to
                                             Amount  Total Loans       Amount   Total Loans
                                             ------  ------------      ------   --------------
                                                         (Dollars in thousands)
Residential real estate...............       $1,354        68.18%      $1,050        79.10%
Commercial real estate................        1,199         5.77          535         7.40
Construction and development..........        3,007        24.66          139        12.68
Commercial............................            4         0.51           --         0.24
Consumer..............................          152         0.88           71         0.58
Unallocated...........................          813           --        3,301           --
                                             ------       ------       ------       ------
                                             $6,529       100.00%      $5,096       100.00%
                                             ======       ======       ======       ======

     Included in the above amounts are specific reserves totaling $1.1 million, $30,000, $696,000, $108,000 and $26,000 at December 31, 1999, 1998, 1997, 1996
and 1995, respectively.

     Real Estate Acquired Through Foreclosure. Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through independent appraisal at the time of foreclosure. At December 31, 1999, the Company held no foreclosed assets for which market prices were unavailable. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At December 31, 1999, the Company's largest foreclosed asset was a single-family residential property in St. Louis County, Missouri which was acquired in July 1999 resulting in a carrying value of $346,000.

Mortgage-Backed Securities

     The Company maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are primarily planned amortization class ("PAC") tranches collateralized by federal agency securities with weighted average lives aggregating approximately 4.5 years at December 31, 1999. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. See Note 5 of Notes to Consolidated Financial Statements included under Item 8 hereof. Because the Company receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more constant cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help Jefferson Heritage meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation of Jefferson Heritage -- Qualified Thrift Lender Test" and "Taxation."

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

                                                          At December 31,
                                       ----------------------------------------------------
                                               1999            1998             1997
                                       ----------------------------------------------------
                                        Amount      %     Amount     %     Amount      %
                                       --------  -------  -------  ------  -------  -------
                                                          (Dollars in thousands)

GNMA.................................  $  5,650     4.8%  $ 4,497   13.9%  $60,641     70.9%
FHLMC................................    19,683    16.6     2,682    8.3     5,550      6.5
FNMA.................................    29,478    24.9     9,130   28.2    11,596     13.6
CMOs.................................    63,636    53.7    16,055   49.6     7,693      9.0
                                       --------   -----   -------  -----   -------    -----
   Total mortgage-backed securities..  $118,447   100.0%  $32,364  100.0%  $85,480    100.0%
                                       ========   =====   =======  =====   =======    =====

     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Company's mortgage-backed securities at December 31, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                        At December 31, 1999
                         --------------------------------------------------------------------------------------
                                                                        Five Through
                           One Year or Less     One to Five Years         Ten Years         After Ten Years
                         --------------------------------------------------------------------------------------
                                     Weighted              Weighted             Weighted              Weighted
                          Amortized   Average   Amortized   Average   Amortized  Average   Amortized  Average
                            Cost       Yield      Cost       Yield      Cost      Yield      Cost      Yield
                          ---------  ---------  ---------  ---------  ---------  --------  ---------  --------
                                                        (Dollars in thousands)
GNMA...................        $ --       -- %        $ 6      8.00%    $    --      -- %   $  5,857     6.13%
FHLMC..................         511      6.84           6      7.45       2,860     6.11      17,115     6.67
FNMA...................         367      5.57          --        --      17,215     5.91      13,126     6.74
CMOs...................          --        --          --        --          --       --      66,343     6.07
                          ---------             ---------             ---------             --------
 Total mortgage-backed
  securities available
   for sale............        $878      6.31         $12      7.70     $20,075     5.94    $102,441     6.26
                          =========             =========             =========             ========

                                                       At December 31, 1999
                                              -------------------------------------
                                                             Total
                                              -------------------------------------
                                                          Approximate    Weighted
                                              Amortized     Market       Average
                                                Cost        Value         Yield
                                              ---------    --------    ------------
                                                     (Dollars in thousands)
GNMA......................................     $  5,863    $  5,650        6.13%
FHLMC.....................................       20,492      19,683        6.60
FNMA......................................       30,708      29,478        6.26
CMOs......................................       66,343      63,636        6.07
                                               --------    --------
 Total mortgage-backed
  securities available for sale...........     $123,406    $118,447        6.21
                                               ========    ========

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

     Jefferson Heritage is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage-backed securities equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term
borrowings.   Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of Jefferson Heritage for the month of December 1999 were approximately 16.9% and 1.4%, respectively.

     The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated. At December 31, 1999, 1998 and 1997, all investment securities were classified as available for sale.

                                                               At December 31,
                                                    --------------------------------------
                                                      1999           1998           1997
                                                    --------       --------       --------
                                                                (In thousands)
Investment securities (at fair value):
  U.S. government and federal agency obligations..  $ 93,675       $154,495       $129,660
  Taxable municipal bonds.........................     2,876             --             --
  Corporate bonds.................................     6,389             --             --
  Tax-exempt municipal bonds......................       402            116            337
                                                    --------       --------       --------
      Total investment securities.................   103,342        154,611        129,997
                                                    --------       --------       --------

Other investments (at cost):
  Interest-bearing deposits.......................     9,458         11,271         12,673
  Federal funds sold..............................        --             --          9,870
  Stock in FHLB...................................    24,254         11,881         16,741
                                                    --------       --------       --------
      Total investments...........................  $137,054       $177,763       $169,281
                                                    ========       ========       ========

     The following table sets forth the scheduled maturities, amortized costs, market values and average yields for the Company's investment securities portfolio at December 31, 1999. Yields on tax-exempt securities are calculated on the basis of actual interest paid and not on a tax-equivalent basis.

                                                                        At December 31, 1999
                                 -----------------------------------------------------------------------------------------------
                                    One Year or Less     One to Five to Years      Five to Ten Years        After Ten Years
                                 ---------------------  -----------------------   -----------------------  ----------------------
                                             Weighted                Weighted                  Weighted                Weighted
                                 Amortized    Average   Amortized     Average     Amortized     Average    Amortized    Average
                                   Cost        Yield       Cost        Yield         Cost        Yield        Cost       Yield
                                 --------    ---------  ----------   ----------   ----------   ----------  ----------  ----------
                                                                    (Dollars in thousands)
Investment securities:
  U.S. government and  federal
    agency obligations.........  $     --          --%     $66,714      6.01%         $29,998        6.40%    $   --          --%
  Taxable municipal bonds......        --          --           --        --               --          --      3,065        6.11
  Corporate bonds..............        --          --        6,576      6.14               --          --         --          --
  Tax-exempt municipal bonds...        --          --          400      4.80               --          --         --          --
                                  -------                  -------                    -------                -------
Total investment securities....  $     --          --      $73,690      6.02          $29,998        6.40     $3,065        6.11
                                 ========                  =======                    =======                =======

cccccvc                                        At December 31, 1999
                                     ----------------------------------------
                                                       Total
                                     ----------------------------------------
                                                                    Weighted
                                      Amortized       Market         Average
                                        Cost           Value          Yield
                                      ---------      ---------      --------
                                              (Dollars in thousands)
Investment securities:
    U.S. government and federal
      agency obligations............   $ 96,712%       $93,675       6.13%
    Taxable municipal bonds.........      3,065          2,876       6.11
    Corporate bonds.................      6,576          6,389       6.14
    Tax-exempt municipal
     bonds..........................        400            402       4.80
                                       --------       --------
Total investment securities.........   $106,753       $103,342       6.13
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

     Jefferson Heritage competes for deposits with other institutions in its market areas by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. Jefferson Heritage has established a website through which customers may access accounts, pay bills and transfer funds. Substantially all of Jefferson Heritage's depositors are Missouri or Texas residents.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Jefferson Heritage between the dates indicated.

                                              At December 31, 1999                     At December 31, 1998
                                     -------------------------------------    ---------------------------------------
                                                                Increase                                   Increase
                                                                (Decrease)                                 (Decrease)
                                                    % of        From Prior                     % of        From Prior
                                     Balance      Deposits        Year         Balance       Deposits         Year
                                     --------     ---------     ----------    ----------     ---------     ----------
                                                                  (Dollars in thousands)
Passbook and statement savings.....  $ 63,041         6.47%     $ 18,044      $   44,997         4.33%     $ (3,753)
NOW and noninterest-bearing........    95,248         9.76       (49,370)         55,625         5.36        20,944
Money market.......................    66,473         6.82        17,130         138,336        13.32       (12,278)
                                     --------       ------      --------      ----------       ------      --------
  Total............................   224,762        23.05       (14,197)        238,958        23.01         4,913
                                     --------       ------      --------      ----------       ------      --------

Certificates of deposit:
  Fixed-rate, fixed-term...........        --           --        (4,984)          4,984         0.48          (236)
  Three-month senior citizens......       166         0.02            13             153         0.01            (6)
  3-month..........................     4,190         0.43         1,108           3,082         0.30           194
  6-month..........................    31,836         3.27       (19,614)         51,450         4.96          (406)
  9-month..........................   150,110        15.39       140,156           9,954         0.96          (357)
  1-year...........................   166,594        17.08       (47,412)        214,005        20.61        41,886
  15-month.........................    46,473         4.77        46,473              --           --            --
  18-month.........................    97,458         9.99       (60,410)        157,868        15.21       (64,394)
  21 month.........................       190         0.02        (9,912)         10,102         0.97        (5,680)
  2-year...........................    73,507         7.54       (28,534)        102,041         9.83        27,971
  30-month.........................    44,949         4.61        (5,895)         50,844         4.90        12,746
  3-year and over..................    95,209         9.77       (20,388)        115,597        11.13        (7,693)
  Jumbo certificates...............    38,586         3.96       (38,172)         76,758         7.39       (15,059)
  Other............................       935         0.10        (1,445)          2,380         0.24          (584)
                                     --------       ------      --------      ----------       ------      --------

    Total certificates of deposit..   750,203        76.95       (49,015)        799,218        76.99       (11,618)
                                     --------       ------      --------      ----------       ------      --------

    Total..........................  $974,965       100.00%     $(63,211)     $1,038,176       100.00%     $ (6,705)
                                     ========       ======      ========      ==========       ======      ========

                                      At December 31, 1997
                                    -----------------------
                                                    % of
                                       Balance     Deposit
                                     ----------  ----------
                                     (Dollars in thousands)
Passbook and statement savings.....  $   48,750       4.67%
NOW and noninterest-bearing........      57,174       5.47
Money market.......................     128,121      12.26
                                     ----------     ------
  Total............................     234,045      22.40
                                     ----------     ------

Certificates of deposit:
  Fixed-rate, fixed-term...........       5,220       0.50
  Three-month senior citizens......         159       0.01
  3-month..........................       2,888       0.28
  6-month..........................      51,856       4.96
  9-month..........................      10,311       0.99
  1-year...........................     172,119      16.47
  15-month.........................          --         --
  18-month.........................     222,262      21.27
  21 month.........................      15,782       1.51
  2-year...........................      74,070       7.09
  30-month.........................      38,098       3.65
  3-year and over..................     123,290      11.80
  Jumbo certificates...............      91,817       8.79
  Other............................       2,964       0.28
                                     ----------     ------

    Total certificates of deposit..     810,836      77.60
                                     ----------     ------

    Total..........................  $1,044,881     100.00%
                                     ==========     ======

     The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and noncertificate accounts as of the dates indicated.

                                               Year Ended December 31,
                           ---------------------------------------------------------------
                                   1999                  1998                 1997
                           -------------------   -------------------   -------------------
                            Average    Average    Average    Average    Average    Average
                            Balance     Rate      Balance     Rate      Balance     Rate
                           ----------  -------   ----------  -------   ----------  -------
                                                (Dollars in thousands)
Passbook and statement
  savings................  $   44,844   2.52%    $   47,367   2.39%    $   51,417   2.49%
NOW......................      90,293   2.05         77,904   1.94         82,175   2.35
Money market.............     103,167   3.82        108,671   4.41         96,157   4.35
Certificates of deposit..     763,031   5.28        809,340   5.61        818,438   5.63
                           ----------            ----------            ----------
    Total deposits.......  $1,001,335   4.72%    $1,043,282   5.06%    $1,048,187   5.10%
                           ==========            ==========            ==========

     The following table sets forth the Company's time deposits classified by rates as of the dates indicated.

                                          At December 31,
                                 -------------------------------
                                   1999       1998        1997
                                 --------   --------    --------
                                          (In thousands)
          2  -  3.99%.........   $  4,448   $  2,185    $    167
          4  -  5.99%.........    688,609    703,813     697,045
          6  -  7.99%.........     57,147     93,220     113,483
          8  -  9.99%.........         --         --         141
                                 --------   --------    --------
                                 $750,204   $799,218    $810,836
                                 ========   ========    ========

     The following table sets forth the amount and maturities of the Company's time deposits in specified interest rate categories at December 31, 1999.


                                        Amount Due
                    ---------------------------------------------------
                              More Than  More Than
                    One Year  1 Year to   2 Years     After
 Rate               or Less    2 Years   to 3 Years  3 Years    Total
------              --------  ---------  ----------  --------  --------
                                       (In thousands)
2 - 2.99%.........  $    113  $      --  $       --  $     --  $    113
3 - 3.99%.........     4,335         --          --        --     4,335
4 - 4.99%.........   251,427     29,182      10,007     2,939   293,555
5 - 5.99%.........   328,598     44,039      16,085     6,332   395,054
6 - 6.99%.........    35,039      1,562       7,442     1,691    45,734
7 - 7.99%.........    10,222         --         173     1,018    11,413
                    --------  ---------  ----------  --------  --------
                    $629,734  $  74,783  $   33,707  $ 11,980  $750,204
                    ========  =========  ==========  ========  ========

     Depending upon interest rates existing at the time certificates mature, the Company's cost of funds may be significantly affected by the rollover of these funds. An increase in such cost of funds, if any, may have a material impact on the Company's operations. To the extent such deposits do not rollover, the Company may, if necessary, use other sources of funds, including borrowings from the FHLB of Des Moines, to replace such deposits. See "--Borrowings."

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                  Certificates
                Maturity Period                    of Deposit
                ---------------                   ------------
                                                 (In thousands)
                Three months or less...........  $      15,763
                Over three through six months..         22,216
                Over six through 12 months.....         45,251
                Over 12 months.................         12,167
                                                  ------------
                   Total.......................  $      95,397
                                                  ============

     The following table sets forth the Company's deposit activities for the periods indicated.


                                                               Year Ended December 31,
                                                        ------------------------------------
                                                           1999         1998         1997
                                                        ----------   ----------   ----------
                                                                   (In thousands)
Deposits..............................................  $1,115,873   $1,071,243   $1,003,419
Withdrawals...........................................   1,214,944    1,117,196    1,046,835
                                                        ----------   ----------   ----------
 Net withdrawals......................................     (99,071)     (45,953)     (43,416)
Sale of branch deposits...............................          --           --       (3,217)
Deposits purchased in acquisitions, net of
 purchase accounting adjustments......................          --           --      104,876
Amortization of purchase accounting market valuation..         129          129          129
Interest credited on deposits.........................      35,731       39,119       39,440
                                                        ----------   ----------   ----------
 Net increase (decrease) in deposits..................  $  (63,211)  $   (6,705)  $   97,812
                                                        ==========   ==========   ==========

     Borrowings. Savings deposits historically have been the primary source of funds for Jefferson Heritage's lending, investments and general operating activities. Jefferson Heritage is authorized, however, to use advances from the FHLB of Des Moines to supplement its investing activities and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. The FHLBs function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Jefferson Heritage is required to own stock in the FHLB in which it is a member and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Des Moines are secured by Jefferson Heritage's stock in the FHLB and a portion of its mortgage-backed securities and mortgage loan portfolio.

     At December 31, 1999, the Company had $466.2 million in FHLB advances and lines of credit outstanding. Certain FHLB advances are subject to calls without prepayment penalties at dates earlier than the actual maturity dates. Additional borrowings of $2.1 million were outstanding on a note from a commercial bank to the Company. The proceeds from this latter borrowing were used to fund the acquisition of additional shares by the Employee Stock Ownership Plan.

     The following table sets forth certain information regarding the Company's short-term borrowings at the dates and for the periods indicated:

                                                                 Year Ended December 31,
                                                              -----------------------------
                                                                1999       1998       1997
                                                              --------   --------   -------
                                                                  (Dollars in thousands)
Amounts outstanding at period end:
 FHLB advances..............................................  $409,631   $199,321   $48,079
 Other short-term borrowings................................    56,600      7,595    14,791
 Commercial bank debt.......................................     2,138      2,599     3,039

Weighted average rate paid at period end:
 FHLB advances..............................................      5.45%      4.94%     6.01%
 Other short-term borrowings................................      5.60       4.88      6.25
 Commercial bank debt.......................................      6.65       7.65      8.90

Maximum amount of borrowings outstanding at any month end:
 FHLB advances..............................................  $409,636   $199,321   $96,650
 Other short-term borrowings................................    81,000      7,600    20,900
 Commercial bank debt.......................................     2,599      3,039     3,430

Approximate average amounts outstanding during period:
 FHLB advances..............................................  $335,905   $ 84,038   $67,749
 Other short-term borrowings................................    26,176      1,823     9,338
 Commercial bank debt.......................................     2,347      2,799     3,210

Approximate weighted average rate paid during period (1):
 FHLB advances..............................................      5.23%      5.26%     6.05%
 Other short-term borrowings................................      5.69       5.67      4.24
 Commercial bank debt.......................................      7.30       7.68      7.77

__________
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

Subsidiary Activities

     Jefferson Heritage conducts certain of its activities through "service corporation" subsidiaries. Federal associations like Jefferson Heritage generally may invest up to 2% of their assets in service corporations plus an additional 1% for community purposes. Federal associations are also authorized to make investments without limit in "operating subsidiaries" that engage solely in activities that federal associations may conduct directly. As of December 31, 1999, the net book value of Jefferson Heritage's investment in and loans to its service corporations was $184.4 million. Operations of the subsidiaries accounted for $6.5 million, or 6.42% of consolidated total income for the year ended December 31, 1999.

     Jefferson Heritage's four subsidiaries are described below.

     JHMC was incorporated in 1999 to originate residential mortgage and construction loans for resale into the secondary market and to Jefferson Heritage. JHMC currently operates from offices in Denton, Austin and El Paso, Texas, Nashville, Tennessee, Seattle, Washington and St. Louis, Missouri.

     Jefferson Financial, Inc.'s activities are limited to serving as trustee for loan originations and the sale of tax deferred annuity and investment products. Jefferson Financial, Inc. is also a licensed insurance agency.

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

     First Service Corporation, Inc. was originally established to develop, build and service real estate projects in the Longview, Texas area. The service corporation owns the remaining 15 lots in the Briarwood Subdivision (originally 80-90 lots) with a carrying value of $0. All lots are held for sale. The service corporation previously sold credit life insurance and receives an immaterial amount of income from commissions on these policies.

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

     Management believes its primary markets currently to be the City of St. Louis, Missouri and St. Louis and St. Charles Counties, Missouri and Dallas, Denton, Rockwell, Tarrant, Wise, Gregg, Shelby, Panola, Bowie, Camp, Franklin, Hopkins, Morris and Titus Counties, Texas.

Employees

     As of December 31, 1999, the Company and its subsidiaries had 330 full-time and 46 part-time employees, none of whom was represented by a collective bargaining agreement.

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

     Activities Restrictions. Because the Company became a unitary savings and loan holding company prior to May 4, 1999, there are generally no restrictions on its activities. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation of an activity by a unitary savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter the unitary holding company would be required to register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of Jefferson Heritage -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with Jefferson Heritage, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries other than Jefferson Heritage or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     Restrictions on Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the Bank Holding Company Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

Regulation of Jefferson Heritage

     General. Jefferson Heritage is subject to extensive examination and regulation by the OTS which acts as both its chartering authority and its primary federal banking regulator. The lending activities and other investments of Jefferson Heritage must comply with various federal regulatory requirements. The FDIC also has the authority to conduct special examinations of Jefferson Heritage because its deposits are insured by the SAIF. Jefferson Heritage must file reports with these agencies describing its activities and financial condition. Jefferson Heritage is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to not less than 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to 4.0% of adjusted total assets (or 3.0% if the institution is rated composite 1 under the OTS examination rating system) and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). See "--Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 and core capital are defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tier 1 and core capital are generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and nonmortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1999, Jefferson Heritage had $697,000 in high ratio land or nonresidential construction loans for which OTS regulations require deduction from total capital.

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

     The table below presents Jefferson Heritage's capital position relative to the minimum requirements under the OTS regulatory capital regulations as in effect at December 31, 1999.

                                                                          Percent of
                                                                Amount    Assets (1)
                                                               --------   ----------
                                                              (Dollars in thousands)
     Tangible capital......................................    $105,070      6.69%
     Tangible capital requirement..........................      23,570      1.50
                                                               --------     -----
     Excess................................................    $ 81,500      5.19%
                                                               ========     =====

     Tier 1/core capital...................................    $105,070      6.69%
     Core capital requirement..............................      47,141      3.00
                                                               --------     -----
     Excess................................................    $ 57,929      3.69%
                                                               ========     =====

     Total capital (i.e., core and supplementary capital)..    $110,712     10.90%
     Risk-based capital requirement........................      81,222      8.00
                                                               --------     -----
     Excess................................................    $ 29,490      2.90%
                                                               ========     =====

     ______________
     (1) Based upon adjusted total assets for purposes of the tangible and Tier 1/core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

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

     Under regulations jointly adopted by the federal banking regulators, a savings association's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to
adjusted total assets).   The following table shows the capital ratio
requirements for each prompt corrective action category:

                                         Adequately                         Significantly
                     Well Capitalized   Capitalized    Undercapitalized   Undercapitalized
                     ----------------  --------------  ----------------   -----------------
Total risk-based
    capital ratio      10.0% or more   8.0% or more    Less than 8.0%     Less than 6.0%
Tier 1 risk-based
    capital ratio       6.0% or more   4.0% or more    Less than 4.0%     Less than 3.0%
Leverage ratio          5.0% or more   4.0% or more *  Less than 4.0% *   Less than 3.0%

___________
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of Jefferson Heritage with respect to the FDICIA prompt corrective action rules, see Note 3 of Notes to Consolidated Financial Statements included under Item 8 hereof.

     Qualified Thrift Lender Test. A savings association that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings association.

     In order to satisfy the QTL Test, a savings association must either satisfy the definition of domestic building and loan association under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less goodwill and other intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. A savings association shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings association that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1999, Jefferson Heritage was in compliance with the QTL Test.

     Transactions with Affiliates. A savings association or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such institution's capital stock and surplus, and for all such transactions with all affiliates the savings association is limited to an amount equal to 20% of such capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a savings association is any company or entity which controls, or is under common control with the savings association. Any subsidiary of a savings association that would be deemed a financial subsidiary of a national bank is also treated as an affiliate for purposes of the aggregate limit on transactions with affiliates. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. In addition to the foregoing restrictions, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Jefferson Heritage is also subject to the anti-tying provisions of the Home Owners' Loan Act which prohibit a savings association from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Loans to Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders, and their related interests, must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation program that is widely available to employees and does not give preference to insiders. Loans to any executive officer, director or greater than 10% stockholder of a savings association, and their related interests, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all executive officers, directors and greater than 10% stockholders, and all their related interests, may not, in the aggregate, exceed the association's capital and surplus. Loans to directors, executive officers and greater than 10% stockholders of a savings association, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Loans to executive officers of depository institutions must be made on terms not more favorable than those afforded to other borrowers, approved by the board of directors of the institution, and are subject to reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Jefferson Heritage is also subject to certain provisions of Section 106(b) of the Bank Holding Company Act of 1956 which prohibit extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     At December 31, 1999, Jefferson Heritage had an aggregate total of approximately $9 million that was available for distribution to the Company as dividends or other capital distributions without application to the OTS under the foregoing regulations.

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

     Deposit Insurance. Jefferson Heritage is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIA, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

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

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Liquidity Requirements. Jefferson Heritage is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of Jefferson Heritage for the month of December 1999, were approximately 16.9% and 1.4%, respectively.

     Federal Home Loan Bank System. Jefferson Heritage is a member of the FHLB System, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Savings association members of a FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of their advances from the FHLB, whichever is greater. Jefferson Heritage was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1999, of $24.3 million. The FHLB of Des Moines is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each makes advances to members in accordance with policies and procedures established by the FHLB and its Board of Directors. As of December 31, 1999, Jefferson Heritage had $460.9 million in advances and other borrowings from the FHLB of Des Moines and $5.3 million in advances from the FHLB of Dallas. See " --Deposit Activity and Other Sources of Funds -- Borrowings."

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $44.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1999, Jefferson Heritage met its reserve requirements.

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

Item 2.  Properties
-------------------

     Jefferson Heritage's offices consist of its corporate offices at 15435 Clayton Road, Ballwin, Missouri, 63011 and nine branch offices and one loan office in the St. Louis area. The corporate offices which opened during 1999 have 18,900 square feet of space, a total investment of $2.7 million and a net book value of $2.1 million at December 31, 1999. The other offices comprise approximately 54,800 square feet, a total investment of $10.4 million and a net book value of $4.5 million at December 31, 1999.

     Jefferson Heritage's offices in Texas consist of a central office at 321 W. Oak, Denton, Texas, 76201 and 20 additional offices located in north and northeast Texas. The central office, built in 1957, has approximately 9,848 square feet, a total investment of $1.6 million and a net book value of $1.3 million at December 31, 1999. The 20 offices comprise approximately 87,000 square feet, a total investment of $7.8 million and a net book value of $5.5 million at December 31, 1999.

     Jefferson Heritage leases an office at 3,100 West End Avenue, Nashville, Tennessee with approximately 3,583 square feet, a total investment of $85,000 and a net book value of $83,000 at December 31, 1999.

     The net book value of the Company's investment in premises and equipment totaled approximately $14.2 million at December 31, 1999. For a discussion of premises and equipment, see Note 8 of Notes to Consolidated Financial Statements included under Item 8 hereof.

Item 3. Legal Proceedings.
-------------------------

     On August 10, 1999, a suit was filed in the United States District Court for the Southern District of Illinois under the caption West v. Hofman, et al. alleging that certain officers and directors of the Company and others issued false and misleading statements and failed to disclose material facts concerning the Company's operations, earnings, merger and/or sale. The suit was subsequently amended to name the Company as a defendant. The suit sought class action status for all persons who purchased the Company's common stock between January 1, 1998 and April 14, 1999 and unspecified money damages. The suit was subsequently dismissed without prejudice and refiled without naming the Company as a defendant.

Item 4.  Submission of Matters to Vote of Security-Holders.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the Nasdaq National Market(SM) under the symbol "JSBA." As of December 31, 1999, there were 9,957,826 shares of Common Stock outstanding (including shares held by the Company's Employee Stock Ownership Plan) and approximately 1,400 holders of record. The Company began paying quarterly dividends during the first quarter of fiscal year 1996. The Company's ability to pay dividends is dependent on dividends received from Jefferson Heritage.
For a discussion of various regulatory restrictions on the payment of dividends by Jefferson Heritage, see Item 1. Business -- Regulation of Jefferson Heritage
                           -----------------
-- Dividend Limitations.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National Market(SM) and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years.

                                                1999                                                     1998
                         ---------------------------------------------------        ---------------------------------------------
                                                                    Dividends                                            Dividends
Quarter Ended:             High          Low            Close       Declared        High           Low        Close      Declared
-------------              ----          ---            -----       --------        ----           ---       ------      --------

March 31                  16 3/4      $  11 3/8      $  11 3/8       $0.07        $30 1/4       $19 7/8      $30 1/4       $0.07
June 30                   14 1/2         10 5/8         13 7/8        0.07         31 7/8        29 1/8       31 1/4        0.07
September 30              13             10 11/16       11 5/8        0.07         31 9/16       16           16 3/8        0.07
December 31               12 1/4         10 7/16        10 9/16       0.07         16 5/16       11           13 1/8        0.07

Item 6.  Selected Financial Data
--------------------------------

Financial Condition Data:

                                                                    At December 31,
                                             ---------------------------------------------------------------
                                                1999        1998        1997        1996          1995
                                             ----------  ----------  ----------  ----------  ---------------
                                                          (In thousands, except per share data)
Cash and investments....................     $  149,196  $  185,366  $  178,321  $  125,176       $   85,801
Mortgage-backed securities..............        118,447      32,364      85,480      95,203          232,883
Loans receivable, net...................      1,238,926   1,118,490     924,920     885,405          788,085
Excess cost over fair value of
 net assets acquired....................         20,088      22,141      23,849      19,746           14,496
Accrued income and other assets.........         56,277      25,099      25,485      22,549           21,664
                                             ----------  ----------  ----------  ----------       ----------
  Total assets..........................     $1,582,934  $1,383,460  $1,238,055  $1,148,079       $1,142,929
                                             ==========  ==========  ==========  ==========       ==========

Savings deposits........................     $  974,965  $1,038,177  $1,044,881  $  947,069       $  870,179
Borrowed money..........................        468,370     209,516      65,908      97,682          174,962
Accrued expenses and other liabilities..         13,518      11,928      11,006      13,409           17,537
                                             ----------  ----------  ----------  ----------       ----------
  Total liabilities.....................      1,456,853   1,259,621   1,121,795   1,058,160        1,062,678
Stockholders' equity....................        126,081     123,839     116,260      89,919           80,251
                                             ----------  ----------  ----------  ----------       ----------
  Total liabilities and stockholders'
   equity...............................     $1,582,934  $1,383,460  $1,238,055  $1,148,079       $1,142,929
                                             ==========  ==========  ==========  ==========       ==========

Book value per common share (1).........     $    13.28  $    13.13  $    12.52  $    11.17       $    10.75
                                             ==========  ==========  ==========  ==========       ==========

-------------
(1) Book value per share computation excludes shares in the ESOP that have not been allocated or committed to be released.

Operating Data:

                                                            Year Ended December 31,
                                                ------------------------------------------------
                                                  1999       1998      1997      1996     1995
                                                ---------  --------  --------  --------  -------
                                                      (In thousands, except per share data)
Interest and dividend income..................  $107,738   $91,737   $95,306   $81,690   $73,044
Interest expense..............................    66,543    57,581    58,144    52,158    50,298
                                                --------   -------   -------   -------   -------
  Net interest income.........................    41,195    34,156    37,162    29,532    22,746
Provision for losses on loans.................       520    (1,200)    1,260       660       367
                                                --------   -------   -------   -------   -------
  Net interest income after provision
   for losses on loans........................    40,675    35,356    35,902    28,872    22,379
                                                --------   -------   -------   -------   -------
Noninterest income:
 Gain on sales of investment securities, net..        20        --     1,144        --        --
 Gain (loss) on sales of mortgage-backed
  securities, net.............................        37        48      (583)   (1,296)       --
 Gain on sales of loans, net..................     2,276     1,858       575       374       227
 Real estate operations, net..................      (163)      201        71       453       765
 Other........................................     2,682     2,246     2,306     1,587     1,490
                                                --------   -------   -------   -------   -------
  Total noninterest income....................     4,852     4,353     3,513     1,118     2,482
                                                --------   -------   -------   -------   -------
Noninterest expense:
 General and administrative expense...........    26,696    24,276    21,103    18,570    14,451
 SAIF special assessment......................        --        --        --     5,599        --
 Amortization of excess cost over
  fair value of net assets acquired...........     1,793     1,809     1,711     1,023       504
                                                --------   -------   -------   -------   -------
  Total noninterest expense...................    28,489    26,085    22,814    25,192    14,955
                                                --------   -------   -------   -------   -------
  Income before income taxes..................    17,038    13,624    16,601     4,798     9,906
Income tax expense............................     6,888     6,039     6,370     1,982     3,536
                                                --------   -------   -------   -------   -------
  Net income..................................  $ 10,150   $ 7,585   $10,231   $ 2,816   $ 6,370
                                                ========   =======   =======   =======   =======
Earnings per share, basic.....................  $   1.07   $  0.81   $  1.13   $  0.37   $  0.84
Earnings per share, diluted...................      1.05      0.78      1.08      0.35      0.80
                                                ========   =======   =======   =======   =======
Dividends per share...........................  $   0.28   $  0.28   $  0.22   $  0.16   $    --
                                                ========   =======   =======   =======   =======

Key Operating Ratios:

                                                                Year Ended December 31,
                                             -----------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                             -------      -------      -------      -------      -------
Return on average assets................       0.67%        0.60%        0.81%        0.25%        0.61%
Return on average equity................       8.10         6.28         9.49         3.43         8.28
Average equity to average assets........       8.28         9.49         8.58         7.37         7.37
Stockholders' equity to total assets
  (end of period).......................       7.97         8.95         9.39         7.83         7.02
Dividend payout ratio...................      26.17        34.57        19.47        43.24           --
Net interest margin.....................       2.83         2.81         3.10         2.75         2.24
Interest rate spread....................       2.54         2.47         2.80         2.45         1.89
Average interest-earning assets to
  average interest-bearing liabilities..     106.34       107.21       106.17       106.14       107.31
Noninterest expense to average assets...       1.88         2.05         1.82         2.26         1.43
Allowance for loan losses to
  net loans (end of period).............       0.56         0.60         0.88         0.74         0.65
Nonperforming assets, net to total
  assets (end of period)................       0.57         0.56         0.79         0.53         0.59
Net charge-offs to average loans........       0.02         0.03         0.08         0.01         0.02
Efficiency ratio........................      61.87        67.74        56.09        82.19        59.28


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General

     The principal business of the Company is the origination of permanent and construction loans secured by single-family residential properties and loans secured by commercial real estate. The Company also originates, on a smaller scale, consumer loans. The Company additionally maintains substantial portfolios of investment and mortgage-backed securities. These investing activities are funded primarily by the solicitation of deposits from the general public through its branches and, to a lesser extent, by borrowings from the Federal Home Loan Banks.

     The Company's net income is dependent on its net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest paid on interest-bearing liabilities. The Company's net income is also affected by the generation of noninterest income, such as deposit account service charges, fees, and gains on the sale of loans. In addition, the level of loan loss provisions and operating expenses affects net income.

     The operations of the Company, and the banking industry, are significantly impacted by competition, prevailing economic conditions, and current monetary and financial policies. Lending activities are influenced by the supply and demand for housing, availability of funds, interest rate levels, and competition. Deposit flows and cost of funds are influenced by prevailing interest rates, competitive investments, certificate of deposit maturities and personal income and savings levels in the market areas served by the Company.

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

     The acquisition of L&B Financial was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations from the date of its acquisition. The excess of cost over fair value of assets acquired was $5.9 million. L&B Financial was merged into the Bank upon the completion of the acquisition.

Financial Condition

     The Company's primary strategy is to continue building its core banking business, which is the origination of loans funded by savings deposits and borrowings from the Federal Home Loan Bank ("FHLB"). The Company continues to emphasize construction lending and has begun placing more emphasis on commercial real estate lending. During the fourth quarter of 1999 the Company sold $59.3 million of single-family, adjustable-rate loans which had previously been classified as held for sale. The loans are being replaced with higher yielding assets, including construction and commercial real estate loans. In addition the Company continues to emphasize the origination and sale of single-family, fixed-rate loans through the Bank's subsidiary, Jefferson Heritage Mortgage Company (the "Mortgage Company"). During 1999 the Mortgage Company opened offices in three new markets: Austin and El Paso, Texas and Nashville, Tennessee.

     The Company's total assets increased $199.5 million, or 14.4%, to $1.583 billion at December 31, 1999 compared to $1.383 billion at December 31, 1998. Net loans receivable increased $120.4 million, or 10.8%, to $1.24 billion at December 31, 1999 compared to $1.12 billion at December 31, 1998. Loan origination activity in 1999 hit record levels, totaling $575.4 million compared to $379.0 million in 1998. Construction and development loan originations totaled $328.6 million, or 57% of total loan originations, during 1999 compared to $153.5 million, or 40.5% of total loan originations, during 1998. Commercial real estate loan originations totaled $55.6 million, or 10% of total loan originations, during 1999 compared to $21.5 million, or 6% of total loan originations, during 1998. Loan purchases totaled $270.6 million during the year ended December 31, 1999, compared to $406.1 million in 1998. Loan purchases in 1999 included $54.2 million of commercial real estate loans and $10.9 million of construction and development loans compared to $936,000 and $21.1 million, respectively, in 1998. Principal repayments experienced a 23% increase in 1999, totaling $580.7 million compared to $472.0 million in 1998. The increase in repayments was the result of the higher level of construction and development lending, which generally has maturities of one to two years. At December 31, 1999, construction and development loans represented 23% and commercial loans represented 11% of gross loans receivable compared to 17% and 6%, respectively, at December 31, 1998.

     The Company supplements asset growth with the purchase of investment and mortgage-backed securities. It chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. During 1999, the Company shifted its emphasis primarily to mortgage-backed securities issued by agencies of the U.S. Government. Mortgage-backed securities increased $86.1 million, or 266.0%, from $32.4 million at December 31, 1998 to $118.4 million at December 31, 1999. Investment securities, interest-bearing deposits and federal funds sold decreased $53.1 million, or 32.0%, from $165.9 million at December 31, 1998 to $112.8 million at December 31, 1999. The Company also purchased $25 million in bank owned life insurance during 1999. The policies cover all employees at the date of purchase and are intended to help defray the cost of the Company's employee benefits.

     The Company has substantial borrowing capacity with the Federal Home Loan Bank of Des Moines and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. During 1999, the Company chose to fund a large portion of its investing activities with borrowings from the Federal Home Loan Bank since such borrowings were generally less expensive than the cost of attracting savings deposits with similar maturities. Deposits decreased $63.2 million, or 6.1%, from $1.038 billion at December 31, 1998 to $975.0 million at December 31, 1999. During fiscal year 1999, approximately $35.7 million of interest was credited to accounts. Borrowed money increased $258.9 million, or 123.5%, from $209.5 million at December 31 1998 to $468.4 million at December 31, 1999.

     Stockholders' equity increased by $2.2 million, or 1.8%, during 1999, to $126.1 million at December 31, 1999. Contributing to the growth in stockholders' equity were net income of $10.2 million, the amortization of stock awards under the Company's Employee Stock Ownership Plan ("ESOP") and Management Recognition Plans ("MRPs") and the exercise of stock options. These increases in stockholders' equity were partially offset by a $5.3 million increase, net of tax, in unrealized losses on available-for-sale investments, the payment of $2.6 million in dividends on the Company's common stock and the repurchase of 216,100 shares of common stock in the open market for $2.6 million. Stockholders' equity as a percentage of assets decreased to 7.97% at December 31, 1999, compared to 8.95% at December 31, 1998 consistent with management's plan to better leverage stockholders' equity.

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

                                                                      Year Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                     1999                            1998                         1997
                                         ----------------------------   --------------------------   ------------------------------
                                                             Average                         Average                        Average
                                         Average              Yield/     Average              Yield/   Average               Yield/
                                         Balance    Interest   Cost      Balance    Interest   Cost    Balance    Interest    Cost
                                         -------    --------  -------  -----------  --------   -----  --------    --------  --------
                                                                     (Dollars in thousands)
Interest-earning assets:
   Loans receivable.................   $1,198,802   $ 92,122    7.68%  $  956,637    $75,314  7.87%  $  943,041   $78,665     8.34%
   Mortgage-backed securities.......      107,211      6,535    6.10       51,009      3,088  6.05       97,602     5,979     6.13
   Investment securities............      116,455      7,253    6.23      169,356     11,024  6.51      114,827     8,198     7.14
   Other interest-earning assets....       31,035      1,828    5.89       37,496      2,311  6.16       42,719     2,464     5.77
                                       ----------   --------           ----------    -------         ----------   -------
        Total interest-earning
          assets....................    1,453,503    107,738    7.41    1,214,498     91,737  7.55    1,198,189    95,306     7.95
                                                    --------                         -------                      -------
Noninterest-earning assets..........       59,342                          58,013                        57,961
                                       ----------                      ----------                    ----------
        Total assets................   $1,512,845                      $1,272,511                    $1,256,150
                                       ==========                      ==========                    ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
        NOW, and money market
          accounts..................   $  238,304   $  6,950    2.92   $  233,942    $ 7,443  3.18   $  229,750   $ 7,396     3.22
      Certificates of deposit.......      763,031     40,317    5.28      809,340     45,427  5.61      818,437    46,058     5.63
                                       ----------   --------           ----------    -------         ----------   -------
        Total savings deposits......    1,001,335     47,267    4.72    1,043,282     52,870  5.07    1,048,187    53,454     5.10
   Borrowed money...................      365,501     19,276    5.27       89,545      4,711  5.26       80,422     4,690     5.83
                                       ----------   --------           ----------    -------         ----------   -------
        Total interest-bearing
          liabilities...............    1,366,836     66,543    4.87    1,132,827     57,581  5.08    1,128,609    58,144     5.15
                                                    --------                         -------                      -------
Noninterest-bearing liabilities.....       20,771                          18,866                        19,716
                                       ----------                      ----------                    ----------
        Total liabilities...........    1,387,607                       1,151,693                     1,148,325
Stockholders' equity................      125,238                         120,818                       107,825
                                       ----------                      ----------                    ----------
        Total liabilities and
          stockholders' equity......   $1,512,845                      $1,272,511                    $1,256,150
                                       ==========                      ==========                    ==========
Net interest income.................                $ 41,195                         $34,156                      $37,162
                                                    ========                         =======                      =======
Interest rate spread................                            2.54%                         2.47%                           2.80%
                                                              ======                        ======                          ======
Net interest margin.................                            2.83%                         2.81%                           3.10%
                                                              ======                        ======                          ======
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities..............      106.34 %                         107.21%                       106.17%
                                       ==========                      ==========                       =======

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

                                                                          Year Ended December 31,
                                             ----------------------------------------------------------------------------
                                                       1999              vs.       1998      1998       vs.       1997
                                             --------------------------------------------  ------------------------------
                                                  Increase (Decrease)                      Increase (Decrease)
                                                      Due to                                     Due to
                                             ----------------------------                  -------------------
                                                 Volume           Rate       Total          Volume     Rate       Total
                                             ------------         ----     ---------       --------  ---------  ---------
                                                                            (In thousands)
Interest and dividend income:
   Loans receivable .......................     $18,664         $(1,856)     $16,808       $ 1,123    $(4,474)   $(3,351)
   Mortgage-backed securities..............       3,421              26        3,447        (2,814)       (77)    (2,891)
   Investment securities...................      (3,315)           (456)      (3,771)        3,603       (777)    (2,826)
   Other interest-earning assets ..........        (385)            (98)        (483)         (313)       160       (153)
                                                -------         -------      -------       -------    -------    -------
            Total interest and dividend
                income.....................      18,385          (2,384)      16,001         1,599     (5,168)    (3,569)
                                                -------         -------      -------       -------    -------    -------
Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market accounts ...         135            (628)        (493)          137        (90)        47
      Certificates of deposit .............      (2,520)         (2,590)      (5,110)         (478)      (153)      (631)
                                                -------         -------      -------       -------    -------    -------
            Total savings deposits ........      (2,385)         (3,218)      (5,603)         (341)      (243)      (584)
   Borrowed money .........................      14,556               9       14,565           504       (483)        21
                                                -------         -------      -------       -------    -------    -------
            Total interest expense.........      12,171          (3,209)       8,962           163       (726)      (563)
                                                -------         -------      -------       -------    -------    -------
            Change in net interest income..     $ 6,214         $   825      $ 7,039       $ 1,436    $(4,442)   $(3,006)
                                                =======         =======      =======       =======    =======    =======

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

     Net Income. Net income increased $2.6 million, or 33.8%, to $10.2 million for the year ended December 31, 1999 compared to $7.6 million for the year ended December 31, 1998. Net interest income increased $7.0 million, provision for losses on loans increased $1.7 million, noninterest income increased $.5 million, and noninterest expense increased $2.4 million. Return on average stockholders' equity and return on average assets were 8.10% and .67%, respectively, for the year ended December 31, 1999 compared to 6.28% and .60%, respectively, for 1998. Basic and diluted earnings per share for year ended December 31, 1999 were $1.07 and $1.05, respectively, compared to $.81 and $.78, respectively, for 1998.

     Net Interest Income. Net interest income increased $7.0 million, or 20.6%, to $41.2 million for the year ended December 31, 1999 compared to $34.2 million for 1998. The increase was due to an increase in the average balance of interest-earning assets to $1.5 billion for the year ended December 31, 1999 from $1.3 billion for 1998 combined with an increase in the interest rate spread to 2.54% for 1999 from 2.47% for 1998. The increase in the average balance of interest-earning assets was primarily the result of strong loan growth. The improvement in the interest rate spread was the result of a 21 basis point decline in the average cost of interest-bearing liabilities partially offset by a 14 basis point decline in the average yield on interest earning assets.

     Interest and Dividend Income. Total interest and dividend income increased $16.0 million, or 17.4%, to $107.7 million for 1999 compared to $91.7 million for 1998 as the result of a $239.0 million, or 19.7%, increase in the average balance of interest-earning assets partially offset by a decrease in the average yield on interest-earning assets to 7.41% for 1999 from 7.55% for 1998.

     Interest income on loans receivable increased $16.8 million, or 22.3%, resulting from a $242.2 million, or 25.3%, increase in the average balance of loans receivable to $1.2 billion for 1999 compared to $956.6 million for 1998, partially offset by a decline in the average yield to 7.68% from 7.87% during the same periods. The high level of loan originations and repayments experienced over the past year resulted in a shift of the loan portfolio into lower yielding loans.

     Interest income on mortgage-backed securities increased $3.4 million as the result of a $56.2 million increase in the average balance and a 5 basis point increase in the average yield. Interest income on investment securities decreased $3.8 million, or 34.2%, as the result of a $52.9 million decrease in the average balance and a 28 basis point decrease in the average yield.
Interest income on other interest-earning assets decreased $.5 million as the result of a $6.5 million decrease in the average balance and a 27 basis point decrease in the average yield. Funds from maturing investments were reinvested in higher yielding loans receivable and mortgage-backed securities.

     Interest Expense. Total interest expense increased $9.0 million, or 15.6%, to $66.5 million for 1999 compared to $57.6 million for 1998 as the result of a $234.0 million increase in the average balance of interest-bearing liabilities partially offset by a decrease in the average cost of interest-bearing liabilities to 4.87% for 1999 from 5.08% for 1998.

     Interest expense on borrowed money increased $14.6 million, or 309.1%, primarily as the result of a $276.0 million, or 308.2%, increase in the average balance. Proceeds from new borrowings were used to fund growth in loans receivable and mortgage-backed securities and to fund savings outflows.
Interest expense on savings deposits decreased $5.6 million due to a decrease in the average cost from 5.07% in 1998 to 4.72% in 1999 and a $41.9 million decrease in the average balance.

     Provision For Losses On Loans. The Bank recorded a $520,000 provision for losses on loans during the year ended December 31, 1999. During 1998, the Bank recaptured $1.2 million of loan loss reserves by recording a credit to the provision for losses on loans. The allowance for losses on loans is maintained at a level considered adequate to absorb probable loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Loan charge-offs for the year ended December 31, 1999 decreased to $242,000, or .02% of average loans outstanding, compared to $332,000, or .03% of average loans outstanding, during the year ended December 31, 1998. The allowance for losses on loans was $6.9 million, or .56% of net loans, at December 31, 1999 compared to $6.7 million, or .60% of net loans receivable, at December 31, 1998. Nonaccruing loans were $7.4 million, or .60% of net loans, at December 31, 1999 compared to $3.7 million, or .33% of net loans, at December 31, 1998. The increase in nonaccrual loans is primarily attributable to a $2.4 million increase in nonaccruing commercial real estate loans and a $1.6 million increase in nonaccruing residential real estate loans, partially offset by a $.4 million decrease in nonaccruing construction loans. The increase in nonaccruing commercial real estate loans is primarily due to the classification of a $2.2 million loan, secured by a retail shopping center in Missouri, as nonaccrual due to the borrower's inability to make timely payments. At December 31, 1999 the loan was 59 days past due. Nonacrruing residential real estate loans at December 31, 1999 consist of 53 single-family permanent loans compared to 38 loans at December 31, 1998. The ratio of nonperforming assets to total assets increased slightly to .57% at December 31, 1999 compared to .56% at December 31, 1998. Management believes the allowance for loan losses is adequate at December 31, 1999.

     Noninterest Income. Total noninterest income for the year ended December 31, 1999 increased $.5 million, or 11.4%, to $4.9 million compared to $4.4 million for the year ended December 31, 1998. Gain on sales of loans increased $.4 million, or 22.5%, to $2.3 million for 1999 compared to $1.9 million for 1998 due to an increase in loans sold during 1999 to $144.1 million compared to $119.4 million during 1998. The increase in loan sales was primarily caused by the sale of $59.3 million of single-family, adjustable-rate loans which had previously been classified as held for sale during the fourth quarter of 1999.

     Real estate operations decreased $364,000 primarily due to $181,000 in provisions for losses and $75,000 in net gains on the sales of real estate acquired through foreclosure during 1999 compared to $256,000 in net gains on sales during 1998. Other noninterest income increased $433,000 primarily due to income from bank owned life insurance and increases in check processing fees and gain on sale of office properties. Income from bank owned life insurance increased $173,000 due to the purchase of $25.0 million of bank owned life insurance during November 1999. Fees received for checks processed for the Bank by one of its vendors increased $109,000 during 1999. Such fees are based on the volume of checks processed for the Bank, which increased during 1999. Gain on sale of office properties increased $83,000 as a result of the sale of one of the Bank's branch office buildings in Texas. Servicing and other loan fees decreased $141,000 due primarily to a decrease in fees received from customers for loans converted from adjustable-rate to fixed-rate products. The higher level of interest rates on fixed-rate loans during 1999 resulted in a lower level of loan conversions. Fees for other services to customers increased $143,000 primarily due to a $74,000 increase in ATM fees. The Bank expanded its ATM availability during 1999.

     Noninterest Expense. Total noninterest expense increased $2.4 million, or 9.2%, to $28.5 million for the year ended December 31, 1999 compared to $26.1 million for 1998. The ratio of noninterest expense to average assets improved to 1.88% for the 1999 period compared to 2.05% for 1998.

     Advertising expense increased $1.1 million, to $1.7 million for the year ended December 31, 1999 compared to $561,000 for 1998 due to expenses associated with the Bank's name change and additional advertising for the Bank's products and services. Other noninterest expense increased $880,000, to $5.2 million for the year ended December 31, 1999 from $4.3 million for 1998 due primarily to expenses associated with the implementation of additional products and services associated with the Bank's retail banking strategy and expenses associated with the Mortgage Company's entrance into new market areas.

     Compensation and employee benefits increased $238,000, to $13.6 million for the year ended December 31, 1999 from $13.4 million for 1998. The increase in compensation and employee benefits was the result of additional personnel hired to implement the Bank's expanded retail banking products and services, the Mortgage Company's expansion into new market areas, and normal salary increases. These increases were partially offset by a decrease in ESOP expense due to a reduction in the average stock price between the respective periods. ESOP expense is based on the average market value of the Company's stock, which decreased approximately 46.3% between the respective periods.

     Legal, examination, and other professional fees increased $294,000, to $2.0 million for the year ended December 31, 1999 from $1.8 million for 1998 due primarily to expenses related to the standstill agreement signed by several of the Company's major stockholders in the first quarter of 1999 and expenses related to defending the threatened class action lawsuit initiated by one of the Company's stockholders. Occupancy expense increased $213,000, to $3.5 million for the year ended December 31, 1999 from $3.3 million for 1998 due primarily to increases in repairs and maintenance expenses and rent expense associated with the Mortgage Company's expansion into new market areas. Federal insurance premiums decreased $348,000, to $611,000 for the year ended December 31, 1999 from $959,000 for 1998 due to the decrease in the balance of savings deposits and a reduction in the Bank's FDIC insurance premium rate.

     Income Tax Expense. The Company provides for state and federal income tax expense based upon income before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for 1999 was 40.4% compared to 44.3% for 1998. The effective tax rates for 1999 and

1998 differ from the statutory tax rate of 35.0% primarily due to the nondeductability of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

     Net Income. Net income for the year ended December 31, 1998 was $7.6 million compared to $10.2 million for the year ended December 31, 1997. Return on average stockholders' equity and return on average assets were 6.28% and 0.60%, respectively, for the year ended December 31, 1998 compared to 9.49% and 0.81%, respectively, for the year ended December 31, 1997. Basic and diluted earnings per share for the year ended December 31, 1998 were $0.81 and $0.78, respectively, compared to $1.13 and $1.08, respectively for 1997.

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

     Provision for Losses on Loans. The Company recaptured $1.2 million of loan loss reserves during the year ended December 31, 1998 by recording a credit to the provision for losses on loans. The provision for losses on loans for the year ended December 31, 1997 totaled $1,260,000. The OTS, after a 1997 examination, had required the Company's Texas subsidiary, First Federal, to base its loan loss reserves on certain thrift industry average loss experiences that were significantly higher than the actual loss experience of First Federal. As a result of the 1998 OTS examination, the OTS removed these requirements, and the Company, like other financial institutions, can now maintain its allowance for loan losses at an amount considered adequate to provide for potential losses in its loan portfolio. The allowance for losses on loans is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Loan charge-offs for the year ended December 31, 1998 were $332,000, or 0.03% of average loans outstanding, compared to $781,000, or 0.08% of average loans outstanding during the year ended December 31, 1997. The allowance for losses on loans was $6.7 million, or 0.60% of net loans, at December 31, 1998 compared to $8.2 million, or 0.88%, at December 31, 1997. Nonaccruing loans were $3.7 million, or 0.33 % of net loans, at December 31, 1998 compared to $5.4 million, or 0.58% of net loans, at December 31, 1997. The ratio of nonperforming assets to total assets decreased, largely as the result of the decrease in nonaccruing loans, from 0.79% at December 31, 1997 to 0.56% at December 31, 1998. Management believes the allowance for loan losses is adequate at December 31, 1998.

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

Interest-Rate Risk Sensitivity

     The primary component of the Company's net income is derived from the spread between interest-earning asset yields and the cost of interest-bearing liabilities. In a changing interest rate environment this spread can widen or narrow depending on the relative repricing and maturities of interest-earning assets and interest-bearing liabilities. A principal strategy of the Company has been to achieve acceptable net interest margins while managing the sensitivity of its earnings to interest rate fluctuations by matching more closely the cash flows and effective maturities or repricings of its interest-sensitive assets and liabilities.

     Interest rate risk at a given point in time can be represented by an interest rate sensitivity position ("gap"). The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which mature or reprice in each of the time periods shown. The table projects principal prepayments for loans receivable using the historical prepayment rates for pools of similar loans and for mortgage-backed securities using the historical prepayment rate for each individual security. All other information is based on contractual terms to maturity or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.


                                                           More than     More than
                                                         Three Months    One Year
                                          Three Months      Through       Through     More than
                                             or Less       One Year     Five Years   Five Years     Total
                                          -------------  -------------  -----------  -----------  ----------
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable......................      $390,232      $ 479,416     $285,210     $ 84,068   $1,238,926
  Mortgage-backed securities............         4,629         15,618       39,449       58,751      118,447
  Investment securities and other
   interest-earning assets..............        83,628             --       50,435        2,991      137,054
                                              --------      ---------     --------     --------   ----------
    Total interest-earning assets.......       478,489        495,034      375,094      145,810    1,494,427
                                              --------      ---------     --------     --------   ----------
Interest-bearing liabilities:
 Savings deposits.......................       230,654        556,120      155,551       32,640      974,965
 Borrowed money.........................       143,850        100,361      217,211        6,948      468,370
                                              --------      ---------     --------     --------   ----------
    Total interest-bearing liabilities..       374,504        656,481      372,762       39,588    1,443,335
                                              --------      ---------     --------     --------   ----------
    Interest sensitivity gap............      $103,985      $(161,447)    $  2,332     $106,222   $   51,092
                                              ========      =========     ========     ========   ==========
    Cumulative interest
     sensitivity gap....................      $103,985      $ (57,462)    $(55,130)    $ 51,092
                                              ========      =========     ========     ========
    Ratio of cumulative gap to
     total assets.......................          7.52%        (4.15)%      (3.98)%        3.69%
                                              ========      =========     ========     ========

     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that have the potential to mature or reprice within a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent.

     The Company's interest rate sensitivity is also monitored by management through the use of a model, which internally generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model based upon data submitted on the quarterly Thrift Financial Reports filed by the Bank. The results of the OTS model may vary from the Company's internal model due to differences in assumptions utilized, including loan prepayment rates, reinvestment rates and deposits decay rates. The following table sets forth the Company's NPV under the internal model as of December 31, 1999:

                                                                                    NPV as % of
                                       Net Portfolio Value                   Portfolio Value of Assets
                                  ----------------------------               --------------------------
Change in Interest Rates                     Dollar    Percent                  NPV         Change (in
in Basis Points (rate shock)       Amount    Change    Change                   Ratio      Basis Points)
--------------------------------  --------  ---------  -------               -----------  -------------
                                    (Dollars in thousands)
 + 300..........................  $ 58,921  $(51,357)   (46.6)%                    3.93%        (312)
 + 200..........................    78,566   (31,712)   (28.8)                     5.16         (189)
 + 100..........................    94,885   (15,393)   (14.0)                     6.14          (91)
 Static.........................   110,278        --       --                      7.05           --
 - 100..........................   118,659     8,381      7.6                      7.52           47
 - 200..........................   121,213    10,935      9.9                      7.63           58
 - 300..........................   116,672     6,394      5.8                      7.31           26

     As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's NPV and will differ from actual results.

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

Liquidity and Capital Resources

     The Company currently has no business other than that of the Bank. The Company's assets consist almost entirely of its investments in and advances to the Bank. Its primary funding needs are for interest payments on certain bank debt, funds for the payment of dividends to stockholders and open market purchases on its common stock. To fund these activities, the Company is dependent on future earnings, dividends from the Bank, or borrowings. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. At December 31, 1999, the Bank had a total of approximately $9 million available for the payment of additional dividends to the Company under these regulations. The Bank met all existing regulatory capital requirements at December 31, 1999.

     The Bank is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments, which include, among other investments, certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds sold, and bankers' acceptances. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. The Bank has consistently maintained liquidity in excess of required amounts. The Bank' liquidity ratio was 19.42% at December 31, 1999 compared to 18.42% at December 31, 1998.

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

     The Company's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and include interest-bearing deposits and federal funds sold. At December 31, 1999, 1998, and 1997, cash and cash equivalents totaled $21.6 million, $18.9 million, and $31.6 million, respectively. The levels of these assets are dependent on the Company's operating, financing, and investing activities during any given period. These activities for the years ended December 31, 1999, 1998, and 1997 are summarized below:

                                                                Year Ended December 31,
                                                           ---------------------------------
                                                              1999        1998       1997
                                                           ----------  ----------  ---------
                                                                  (In thousands)
Operating activities:
 Net income..............................................  $  10,150   $   7,585   $ 10,231
 Adjustments to reconcile net income to net cash
  provided by operating activities.......................     64,775       5,720      1,566
                                                           ---------   ---------   --------
   Net cash provided by operating activities.............     74,925      13,305     11,797
Net cash provided by (used in) investing activities......   (263,688)   (158,193)    42,488
Net cash provided by (used in) financing activities......    191,489     132,179    (46,407)
                                                           ---------   ---------   --------
   Net increase (decrease) in cash and cash equivalents..      2,726     (12,709)     7,878
Cash and cash equivalents at beginning of year...........     18,874      31,583     23,705
                                                           ---------   ---------   --------
   Cash and cash equivalents at end of year..............  $  21,600   $  18,874   $ 31,583
                                                           =========   =========   ========

     The Company's operating activities continued to provide strong cash flows during 1999. The primary sources of cash from operating activities during 1999 were the sale of loans held for sale, which increased by $51.3 million from 1998 to 1999, and net income. The primary source of cash from operating activities during 1998 and 1997 was net income.

     The primary investing activity of the Company is the origination and/or purchase of mortgage loans. The Company also purchases investment and mortgage-backed securities to supplement loan production. As the result of increased loan originations and purchases, investing activities were a significant user of cash during 1999 and 1998 rather than being a provider of cash as they were in 1997. During the years ended December 31, 1999, 1998, and 1997, the Company originated loans in the amounts of $575.4 million, $379.0 million, and $377.9 million, respectively. Purchases of mortgage loans totaled $270.6 million, $406.1 million, and $49.5 million, respectively, in those same periods. Purchases of investment and mortgage-backed securities totaled $131.4 million, $185.2 million, and $193.3 million, respectively, in those same periods.

     These activities were funded in part by principal payments on loans and mortgage-backed securities and maturities of investment securities totaling $658.8 million, $640.0 million, and $452.3 million during the years ended December 31, 1999, 1998, and 1997, respectively. During 1997, the Company funded a substantial portion of its operations with cash flows from its investing activities, principally in the form of proceeds from sales and principal repayments on mortgage-backed securities. Due to the increased volume of its loan purchases, however, the Company had to fund a significant portion of its investing activities from financing activities in 1999 and 1998.

     The primary financing activities of the Company are borrowings from the Federal Home Loan Bank and the attraction of savings deposits. Borrowed money increased $258.9 million and $143.6 million during the years ended

December 31, 1999 and December 31, 1998, respectively. By contrast, borrowed money decreased $31.8 million during the year ended December 31, 1997. Savings deposits decreased $63.2 million and $6.8 million during the years ended December 31, 1999 and December 31, 1998, respectively. During the year ended December 31, 1997, savings deposits increased $97.8 million. The increase in 1997 includes deposits assumed in the acquisition of L&B Financial in the amount of $104.9 million. The Company's higher level of borrowings during 1999 and 1998 turned its financing activities into a provider of cash flows in 1999 and 1998 rather than a user of cash as they had been in 1997.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1999 the Company had commitments to originate loans of $31.0 million, and to purchase residential adjustable rate mortgages of $1.3 million. Certificates of deposit, which are scheduled to mature in one year or less at December 31, 1999 totaled $629.7 million. Management believes that a significant portion of such deposits will remain with the Company.

Year 2000 Readiness Disclosure

     The Company has been subject to risks associated with the "Year 2000" issue, a term which refers to uncertainties about the ability of various date processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. The Company has not experienced any significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000. The primary expense involved in the implementation of the Company's Year 2000 readiness efforts has been management and staff time, which the Company estimates to have been approximately 9,400 hours for the year ended December 31, 1999.

     The Company has no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. The Company has not received any notifications from borrowers which indicates that a borrower has experienced significant issues which may impact their ability to service their loan or which may impact their borrowing agreement terms or covenants. Further, the Company has not received any notifications from any regulatory agency that any significant regulatory action is being, or may be taken, against the Company as a result of Year 2000 issues.


Impact of Inflation and Changing Prices

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations.

     Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction nor to the same extent as the prices of goods and services.

Impact of New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS No. 133, as amended.

Item 7A Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

     Reference is made to the discussion captioned "Interest Rate Risk Sensitivity" in Item 7 of this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements                                   Page
---------------------------------                                   ----

Independent Auditors' Report                                         55

Consolidated Balance Sheets as of December 31, 1999 and 1998         56

Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997                                57

Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the Years Ended December 31, 1999, 1998 and 1997     58

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                60

Notes to Consolidated Financial Statements                           61

Supplementary Financial Data                                         85
----------------------------

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Jefferson Savings Bancorp, Inc.
Ballwin, Missouri:

We have audited the accompanying consolidated balance sheets of Jefferson Savings Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Savings Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ KPMG LLP


St. Louis, Missouri
January 31, 2000

                                              JEFFERSON SAVINGS BANCORP, INC. 55

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                          December 31,
                                                                --------------------------------
                                                                     1999              1998
                                                                     ----              ----
Cash                                                            $   12,141,714    $    7,602,268
Interest-bearing deposits                                            9,457,864        11,271,419
                                                                --------------    --------------
  Cash and cash equivalents                                         21,599,578        18,873,687
Investment securities available for sale, at fair value
  (amortized cost of $106,752,636 and $154,058,689 at
  December 31, 1999 and 1998, respectively)                        103,342,199       154,610,594
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $123,405,642 and $32,492,371 at
  December 31, 1999 and 1998, respectively)                        118,447,068        32,363,687
Loans receivable, net                                            1,238,926,455     1,118,489,946
Investment in real estate, net                                       1,521,668         2,880,759
Stock in Federal Home Loan Banks                                    24,254,100        11,881,400
Bank owned life insurance                                           25,178,920                 -
Office properties and equipment, net                                14,212,864        10,528,413
Deferred tax asset                                                   3,718,000                 -
Excess cost over fair value of net assets acquired                  20,088,429        22,141,345
Accrued income and other assets                                     11,645,132        11,689,680
                                                                --------------    --------------
                                                                $1,582,934,413    $1,383,459,511
                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                $  974,965,236    $1,038,176,484
Borrowed money                                                     468,369,843       209,515,534
Deferred tax liability                                                       -         1,467,000
Advance payments by borrowers for taxes and insurance                3,377,641         2,963,938
Accrued expenses and other liabilities                              10,140,344         7,497,854
                                                                --------------    --------------
            Total liabilities                                    1,456,853,064     1,259,620,810
                                                                --------------    --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value):  Authorized 5,000,000
    shares; none issued                                                      -                 -
  Common stock ($.01 par value):  Authorized 20,000,000
    shares; issued 10,100,112 and 10,098,373 shares at
    December 31, 1999 and 1998, respectively                           101,001           100,984
  Additional paid-in capital                                        64,958,775        65,404,131
  Retained earnings, subject to certain restrictions                71,469,492        63,957,771
  Accumulated other comprehensive income (loss)                     (5,021,011)          254,221
  Unamortized restricted stock awards                                  (65,908)          (74,243)
  Unearned ESOP shares                                              (3,678,225)       (4,684,142)
  Treasury stock, at cost: 142,286 shares and 73,240 shares
    at December 31, 1999 and 1998, respectively                     (1,682,775)       (1,120,021)
                                                                --------------    --------------
            Total stockholders' equity                             126,081,349       123,838,701
                                                                --------------    --------------
                                                                $1,582,934,413    $1,383,459,511
                                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                                              JEFFERSON SAVINGS BANCORP, INC. 56

CONSOLIDATED STATEMENTS OF INCOME


                                                                     Years ended December 31,
                                                            -------------------------------------------
                                                                1999           1998           1997
                                                            -------------  -------------  -------------
Interest and dividend income:
 Loans receivable                                           $ 92,122,283    $75,313,978    $78,664,717
 Mortgage-backed securities                                    6,535,089      3,087,812      5,978,803
 Investment securities                                         7,253,189     11,023,714      8,198,008
 Interest-bearing deposits and federal funds sold                678,739      1,608,885      1,345,222
 Stock in Federal Home Loan Banks                              1,148,891        702,384      1,118,936
                                                            ------------    -----------    -----------
        Total interest and dividend income                   107,738,191     91,736,773     95,305,686
                                                            ------------    -----------    -----------
Interest expense:
 Savings deposits                                             47,267,338     52,869,613     53,453,991
 Borrowed money                                               19,275,682      4,711,277      4,689,451
                                                            ------------    -----------    -----------
        Total interest expense                                66,543,020     57,580,890     58,143,442
                                                            ------------    -----------    -----------
        Net interest income                                   41,195,171     34,155,883     37,162,244
Provision for losses on loans                                    520,000     (1,200,000)     1,260,000
                                                            ------------    -----------    -----------
        Net interest income after provision
           for losses on loans                                40,675,171     35,355,883     35,902,244
                                                            ------------    -----------    -----------
Noninterest income:
 Servicing and other loan fees                                   750,647        891,611        789,675
 Fees for other services to customers                          1,178,752      1,036,157      1,035,822
 Gain on sales of investment securities, net                      19,985              -      1,144,210
 Gain (loss) on sales of mortgage-backed securities, net          36,990         48,166       (582,966)
 Gain on sales of loans, net                                   2,276,037      1,858,343        574,969
 Real estate operations, net                                    (163,378)       200,632         71,032
 Other                                                           752,540        319,374        480,393
                                                            ------------    -----------    -----------
        Total noninterest income                               4,851,573      4,354,283      3,513,135
                                                            ------------    -----------    -----------
Noninterest expense:
 General and administrative:
   Compensation and employee benefits                         13,625,932     13,387,855     11,602,322
   Occupancy                                                   3,515,119      3,302,208      2,777,801
   Advertising                                                 1,702,845        560,505        563,718
   Federal deposit insurance premiums                            610,922        958,837        855,817
   Legal, examination, and other professional fees             2,047,762      1,753,563      1,427,827
   Other                                                       5,193,282      4,313,248      3,876,040
                                                            ------------    -----------    -----------
        Total general and administrative                      26,695,862     24,276,216     21,103,525
 Amortization of excess cost over fair value of
   net assets acquired                                         1,792,801      1,809,099      1,710,843
                                                            ------------    -----------    -----------
        Total noninterest expense                             28,488,663     26,085,315     22,814,368
                                                            ------------    -----------    -----------
        Income before income taxes                            17,038,081     13,624,851     16,601,011
Income tax expense                                             6,888,000      6,039,500      6,370,000
                                                            ------------    -----------    -----------
        Net income                                          $ 10,150,081    $ 7,585,351    $10,231,011
                                                            ============    ===========    ===========

Earnings per share, basic                                          $1.07           $.81          $1.13
Earnings per share, diluted                                         1.05            .78           1.08
                                                                    ====           ====           ====

See accompanying notes to consolidated financial statements.

                                              JEFFERSON SAVINGS BANCORP, INC. 57

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                 Common stock       Additional
                                               ----------------       paid-in       Retained
                                             Shares      Dollars      capital       earnings
                                          ------------  ---------  -------------  -------------
Balance at December 31, 1996                 8,940,098   $ 89,400   $45,727,141    $50,759,048

Comprehensive income:
 Net income                                          -          -             -     10,231,011
 Other comprehensive income, net of
   reclassification adjustment                       -          -             -              -
    Total comprehensive income

Dividends paid ($.22 per share)                      -          -             -     (2,011,820)
Release of ESOP shares in lieu of cash
 dividends on allocated ESOP shares                  -          -        34,814              -
Stock issued in dividend reinvestment
 and stock purchase plan                             -          -        84,031              -
Amortization of restricted
 stock awards                                        -          -             -              -
Tax benefit of restricted
 stock awards vested                                 -          -       162,000              -
Amortization of ESOP shares                          -          -     1,118,196              -
Stock issued to acquire L&B Financial        1,095,900     10,960    15,265,887              -
Shares sold to ESOP                                  -          -       412,269              -
Stock options exercised                              -          -       (88,845)             -
Tax benefit of non-incentive stock
 options exercised                                   -          -        82,000              -
                                          ------------  ---------   -----------   ------------
Balance at December 31, 1997                10,035,998    100,360    62,797,493     58,978,239

Comprehensive income:
 Net income                                          -          -             -      7,585,351
 Other comprehensive income, net of
   reclassification adjustment                       -          -             -              -
    Total comprehensive income

Dividends paid ($.28 per share)                      -          -             -     (2,605,819)
Release of ESOP shares in lieu of cash
 dividends on allocated ESOP shares                  -          -        67,413              -
Stock issued in dividend reinvestment
 and stock purchase plan                             -          -        92,724              -
Amortization of restricted
 stock awards                                        -          -             -              -
Tax benefit of restricted
 stock awards vested                                 -          -       431,000              -
Amortization of ESOP shares                          -          -     2,024,098              -
Stock options exercised                         62,375        624      (543,597)             -
Purchase of treasury stock                           -          -             -              -
Tax benefit of non-incentive stock
 options exercised                                   -          -       535,000              -
                                          ------------  ---------   -----------   ------------
Balance at December 31, 1998                10,098,373    100,984    65,404,131     63,957,771

Comprehensive income:
 Net income                                          -          -             -     10,150,081
 Other comprehensive income, net of
   reclassification adjustment                       -          -             -              -
    Total comprehensive income

Dividends paid ($.28 per share)                      -          -             -     (2,638,360)
Release of ESOP shares in lieu of cash
 dividends on allocated ESOP shares                  -          -        29,875              -
Stock issued in dividend reinvestment
 and stock purchase plan                             -          -       (16,324)             -
Amortization of restricted
 stock awards                                        -          -        14,167              -
Amortization of ESOP shares                          -          -       596,372              -
Stock options exercised                          1,739         17    (1,221,446)             -
Purchase of treasury stock                           -          -             -              -
Tax benefit of non-incentive stock
 options exercised                                   -          -       152,000              -
                                          ------------  ---------   -----------   ------------
Balance at December 31, 1999                10,100,112   $101,001   $64,958,775    $71,469,492
                                          ============  =========   ===========   ============

See accompanying notes to consolidated financial statements.

                                              JEFFERSON SAVINGS BANCORP, INC. 58


       Accumulated         Unamortized                                                      Total
          other             restricted     Unearned            Treasury stock               stock-
      comprehensive           stock          ESOP              ---------------             holders'
      income (loss)           awards        shares          Shares          Dollars         equity
      -------------           ------        ------          ------          -------         ------
  $        50,259            $(359,477)   $(5,345,412)        (125,406)   $(1,002,046)   $ 89,918,913

                -                    -              -                -              -      10,231,011

          328,992                    -              -                -              -         328,992
                                                                                         ------------
                                                                                           10,560,003

                -                    -              -                -              -      (2,011,820)

                -                    -         41,533                -              -          76,347

                -                    -              -           10,018         80,044         164,075

                -              239,326              -                -              -         239,326

                -                    -              -                -              -         162,000
                -                    -        942,859                -              -       2,061,055
                -                    -       (672,884)               -              -      14,603,963
                -                    -       (672,761)          64,568        515,898         255,406
                -                    -              -           29,714        237,415         148,570

                -                    -              -                -              -          82,000
-----------------          -----------   ------------   --------------   ------------    ------------
          379,251             (120,151)    (5,706,665)         (21,106)      (168,689)    116,259,838


                -                    -              -                -              -       7,585,351

         (125,030)                   -              -                -              -        (125,030)
                                                                                         ------------
                                                                                            7,460,321

                -                    -              -                -              -      (2,605,819)

                -                    -         58,485                -              -         125,898

                -                    -              -           11,311        142,816         235,540

                -               45,908              -                -              -          45,908

                -                    -              -                -              -         431,000
                -                    -        964,038                -              -       2,988,136
                -                    -              -           93,755      1,329,858         786,885
                -                    -              -         (157,200)    (2,424,006)     (2,424,006)

                -                    -              -                -              -         535,000
-----------------          -----------   ------------   --------------   ------------    ------------
          254,221              (74,243)    (4,684,142)         (73,240)    (1,120,021)    123,838,701

                -                    -              -                -              -      10,150,081

       (5,275,232)                   -              -                -              -      (5,275,232)
                                                                                         ------------
                                                                                            4,874,849

                -                    -              -                -              -      (2,638,360)

                -                    -        116,140                -              -         146,015

                -                    -              -           10,986        140,497         124,173

                -                8,335              -                -              -          22,502

                -                    -        889,777                -              -       1,486,149
                -                    -              -          136,068      1,911,695         690,266
                -                    -              -         (216,100)    (2,614,946)     (2,614,946)

                -                    -              -                -              -         152,000
-----------------          -----------   ------------   --------------   ------------    ------------
     $ (5,021,011)           $ (65,908)   $(3,678,225)        (142,286)   $(1,682,775)   $126,081,349
=================          ===========   ============   ==============   ============    ============

                                            JEFFERSON SAVINGS BANCORP, INC.   59

Consolidated Statements Of Cash Flows


                                                                       Years Ended December 31,
                                                            ----------------------------------------------
                                                                 1999            1998            1997
                                                            --------------  --------------  --------------
Cash flows from operating activities:
 Net income                                                 $  10,150,081   $   7,585,351   $  10,231,011
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                               5,167,306       5,968,688       3,963,754
    Provision for losses on loans                                 520,000      (1,200,000)      1,260,000
    Provision for losses on real estate                           181,000               -         264,000
    Net gain on sales of assets                                (2,538,782)     (2,219,639)     (1,689,427)
    Loans originated for sale                                 (54,010,911)    (90,652,032)    (33,406,835)
    Loans purchased for sale                                  (30,220,802)              -               -
    Sale of loans held for sale                               144,133,880      92,794,776      35,356,956
    Deferred income taxes                                      (1,668,000)      1,080,200         150,000
    Stock dividend from Federal Home Loan Banks                   (53,100)       (183,500)       (210,600)
    Other, net                                                  3,264,480         130,789      (4,121,428)
                                                            -------------   -------------   -------------
     Net cash provided by operating activities                 74,925,152      13,304,633      11,797,431
                                                            -------------   -------------   -------------
Cash flows from investing activities:
 Principal payments on:
   Loans receivable                                           580,741,542     471,986,332     409,382,688
   Mortgage-backed securities                                   8,836,723      22,527,254      22,327,204
 Proceeds from maturity of investment securities               69,235,000     145,522,130      20,625,000
 Proceeds from sale of:
   Loans receivable                                                     -      26,583,763       9,875,541
   Mortgage-backed securities available for sale                4,676,186      45,347,468      97,661,265
   Investment securities available for sale                     5,010,938               -      76,380,742
 Redemption of Federal Home Loan Bank stock                     3,060,000       8,924,400          11,200
 Cash invested in:
   Loans receivable originated                               (521,399,704)   (288,380,636)   (344,460,751)
   Loans receivable purchased                                (240,359,999)   (406,125,630)    (49,511,372)
   Mortgage-backed securities                                (104,532,688)    (15,182,351)    (65,055,352)
   Investment securities                                      (26,888,870)   (169,970,312)   (128,242,847)
   Stock in Federal Home Loan Banks                           (15,379,600)     (3,880,800)              -
   Bank owned life insurance                                  (25,000,000)              -               -
 Proceeds from sale of real estate                              3,406,463       5,272,018       4,866,075
 Cash paid for acquisitions                                             -               -     (15,266,182)
 Cash and cash equivalents from acquisitions                            -               -       8,296,533
 Sale of branch deposits, net                                           -               -      (2,708,045)
 Other, net                                                    (5,094,045)       (816,846)     (1,693,426)
                                                            -------------   -------------   -------------
     Net cash (used in) provided by investing activities     (263,688,054)   (158,193,210)     42,488,273
                                                            -------------   -------------   -------------
Cash flows from financing activities:
 Decrease in savings deposits, net                            (63,340,352)     (6,833,750)     (3,975,781)
 Increase (decrease) in borrowed money, net                   258,854,309     143,607,277     (41,773,870)
 Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                        413,703        (586,860)        112,458
 Dividends paid                                                (2,638,360)     (2,605,820)     (2,011,820)
 Shares sold to ESOP                                                    -               -         928,167
 Purchase of treasury stock                                    (2,614,946)     (2,424,006)              -
 Stock options exercised                                          690,266         786,885         148,570
 Other, net                                                       124,173         235,540         164,076
                                                            -------------   -------------   -------------
     Net cash provided by (used in) financing activities      191,488,793     132,179,266     (46,408,200)
                                                            -------------   -------------   -------------
     Increase (decrease) in cash and cash equivalents           2,725,891     (12,709,311)      7,877,504
Cash and cash equivalents at beginning of year                 18,873,687      31,582,998      23,705,494
                                                            -------------   -------------   -------------
Cash and cash equivalents at end of year                    $  21,599,578   $  18,873,687   $  31,582,998
                                                            =============   =============   =============

Supplemental disclosures of cash flow information:
 Interest paid                                              $  66,681,414   $  57,586,127   $  58,690,604
 Income taxes paid                                              8,734,783       4,895,159       7,250,893
 Noncash investing activities:
   Stock issued for acquisitions                                        -               -      15,276,847
   Additions to real estate acquired in settlement
    of loans or through foreclosure                             2,579,500       4,715,707       5,577,945
   Loans originated to finance the sale of real estate            140,650       1,129,600         745,950
 Noncash financing activity - interest credited                35,731,257      39,119,232      39,439,947
                                                            =============   =============   =============



See accompanying notes to consolidated financial statements.

                                         JEFFERSON SAVINGS BANCORP, INC.     60

--------------------------------------------------------------------------------
(1)  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

     Following are the significant accounting policies which Jefferson Savings Bancorp, Inc. and subsidiaries (the Company) follow in preparing and presenting their consolidated financial statements:

Principles of Consolidation
     The consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. and its wholly owned subsidiary, Jefferson Heritage Bank ("Jefferson Heritage"). Jefferson Heritage's wholly owned subsidiaries are Jefferson Financial, Inc., Jefferson Financial Corporation and First Service Corporation, Inc. All significant intercompany items have been eliminated.

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

Earnings Per Share
     Basic earnings per share ("EPS"), is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

     Any declines in the fair value of individual securities below their cost that are other than temporary are included in earnings as realized losses.

                                            JEFFERSON SAVINGS BANCORP, INC.   61

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

     The allowance for loan losses is increased by provisions charged to expenses and reduced by loans charged off, net of recoveries. It is maintained at a level considered adequate to absorb probable loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. In addition, various regulatory agencies, as an intregal part of the examination process, periodically review the loan portfolio. Such agencies may require Jefferson Heritage to increase the allowance for loan losses based on their judgment about and interpretation of information available to them at the time of their examination.

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

Office Properties and Equipment
     Office properties and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful

                                             JEFFERSON SAVINGS BANCORP, INC.  62
life of the related asset. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. Estimated useful lives range from 10 to 35 years for office buildings and related components and three to eight years for furniture and equipment.

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

Stock-based Compensation
     SFAS 123, "Accounting for Stock-based Compensation", provides an optional accounting method for stock-based compensation plans based on the fair value of equity instruments awarded. The Company has elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting and to disclose the effect of the fair value based method in accordance with SFAS 123. Stock-based compensation plans of the Company to which SFAS 123 applies are the management recognition plans and the Incentive Plan and Stock Option which are set forth in notes 15 and 16 to the consolidated financial statements, respectively.

New Accounting Standards
     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS No. 133, as amended.

Reclassification
     Certain reclassifications of 1998 and 1997 information have been made to conform with the 1999 presentation.

                                       JEFFERSON SAVINGS BANCORP, INC.     63

--------------------------------------------------------------------------------
(2)    Earnings Per Share
--------------------------------------------------------------------------------

     The following table reconciles the numerators and denominators for basic and diluted earnings per share:


                                                                      1999          1998          1997
                                                                  ------------  ------------  ------------
     Numerator:
         Net income (basic and diluted earnings per share)         $10,150,081    $7,585,351   $10,231,011
                                                                   ===========    ==========   ===========
     Denominator:
         Average shares outstanding (basic earnings per share)       9,489,251     9,364,960     9,034,922
         Effect of dilutive stock options                              196,746       404,347       445,226
                                                                   -----------    ----------   -----------
             Average shares outstanding after assumed
                 conversions (diluted earnings per share)            9,685,997     9,769,307     9,480,148
                                                                   ===========    ==========   ===========

--------------------------------------------------------------------------------
(3)  Business Combinations
--------------------------------------------------------------------------------

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

     The acquisition of L&B Financial was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of L&B Financial are included in the Company's results of operations from the date of its acquisition. The excess of cost over fair value of assets acquired was $5.9 million. L&B Financial was merged into the Bank upon the completion of the acquisition.

--------------------------------------------------------------------------------
(4)  Regulatory Matters
--------------------------------------------------------------------------------

     The Company and Jefferson Heritage are subject to extensive examination and regulation by the Office of Thrift Supervision (OTS) which acts as both the chartering authority and the primary federal banking regulator. The Federal Deposit Insurance Corporation also has examination authority because the deposits of Jefferson Heritage are federally insured.

     Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. Savings association subsidiaries are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company. Jefferson Heritage is subject to regulations which require minimum capital levels in order to pay dividends without OTS approval. At December 31, 1998, Jefferson Heritage had an aggregate total of approximately $9 million that was available for distribution to the Company without prior approval of the OTS.

     The capital regulations of the OTS, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of December 31, 1999, Jefferson Heritage met all OTS capital requirements.

     Jefferson Heritage is also subject to the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the

                                             JEFFERSON SAVINGS BANCORP, INC.  64
same definition as core capital. Jefferson Heritage was considered well capitalized at December 31, 1999 and 1998.

     Following are the actual and required capital amounts and ratios as of December 31, 1999:

                                                                                                     Requirements under
                                                                                           prompt corrective action provisions
                                                                                 ---------------------------------------------------
                                     Actual              Requirements                Well capitalized         Adequately capitalized
                                   ----------           ----------------             ------------------       ----------------------
                                Amount      Ratio     Amount         Ratio         Amount          Ratio          Amount      Ratio
                             ------------  -------  -----------  -------------  -------------  -------------  --------------  ------
Tangible capital: /(1)/      $105,069,562    6.69%  $23,570,453         1.50%              NA                           NA

Core capital: /(1)/           105,069,562    6.69%   47,140,905         3.00%    $ 78,568,175         5.00%    $62,854,540    4.00%

Risk-based capital: /(2)/     110,711,655   10.90%   81,221,766         8.00%     101,527,207        10.00%     81,221,766    8.00%

Tier I capital: /(2)/         105,069,572   10.35%           NA                    60,916,324         6.00%     40,610,883    4.00%

     Following are the actual and required capital amounts and ratios as of December 31, 1998:

                                                                                                 Requirements under
                                                                                         prompt corrective action provisions
                                                                                         -----------------------------------
                                     Actual               Requirements              Well capitalized       Adequately capitalized
                                   ----------             ------------              ----------------       ----------------------
                                Amount      Ratio     Amount        Ratio          Amount        Ratio          Amount      Ratio
                             ------------  ------   ----------   ------------   ------------   ---------      ---------   --------
Tangible capital: /(1)/     $  92,447,569    6.79%  $20,413,648     1.50%                 NA                         NA

Core capital: /(1)/            92,447,569    6.79%   40,827,296     3.00%       $ 68,045,493      5.00%     $54,436,394     4.00%

Risk-based capital: /(2)/      98,456,162   11.34%   69,469,828     8.00%         86,837,285     10.00%      69,469,828     8.00%

Tier I capital: /(2)/          92,447,569   10.65%           NA                   52,102,371      6.00%      34,734,914     4.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets


                                          JEFFERSON SAVINGS BANCORP, INC.    65

--------------------------------------------------------------------------------
(5)    Investment Securities
--------------------------------------------------------------------------------

     The amortized cost and fair value of debt securities classified as available for sale are summarized as follows:

                                                       December 31, 1999
                                     -----------------------------------------------------
                                                     Gross        Gross
                                                    unreal-      unreal-
                                      Amortized      ized         ized           Fair
                                         cost        gains       losses          value
                                     ------------  ---------  -------------  -------------
     United States government and
       agency obligations            $ 96,711,459   $      -   $(3,036,257)   $ 93,675,202
     Corporate bonds                    6,576,072          -      (186,572)      6,389,500
     Municipal bonds                    3,465,105      1,732      (189,340)      3,277,497
                                     ------------   --------   -----------    ------------
                                     $106,752,636   $  1,732   $(3,412,169)   $103,342,199
                                     ============   ========   ===========    ============

                                                      December 31, 1998
                                     -----------------------------------------------------
                                                     Gross       Gross
                                                    unreal-     unreal-
                                      Amortized      ized         ized           Fair
                                         cost        gains       losses          value
                                     ------------  ---------  ------------   -------------
     United States government and
       agency obligations            $153,943,373   $651,414   $  (100,000)   $154,494,787
     Tax-exempt municipal bond            115,316        491             -         115,807
                                     ------------   --------   -----------    ------------
                                     $154,058,689   $651,905   $  (100,000)   $154,610,594
                                     ============   ========   ===========    ============

     Gross realized gains, gross realized losses, and gross proceeds on sales of investment securities available for sale were $19,985, $0 and $5,010,938 in 1999, and $1,183,565, $39,355 and $76,380,742 in 1997, respectively. There were no sales during 1998.

     The amortized cost and fair value of investment securities, by contractual maturity, are summarized as follows:


                                             December 31, 1999
                                        ---------------------------
                                         Amortized        Fair
                                            cost          value
                                            ----          -----

      One to five years                 $ 73,690,174   $ 71,473,184
      Five to 10 years                    29,997,357     28,993,250
      More than 10 years                   3,065,105      2,875,765
                                        ------------   ------------
                                        $106,752,636   $103,342,199
                                        ============   ============

      Weighted average interest rate               6.13%
                                                   ====

                                        JEFFERSON SAVINGS BANCORP, INC.   66

--------------------------------------------------------------------------------
(6)  Mortgage-Backed Securities
--------------------------------------------------------------------------------

     The amortized cost and fair value of mortgage-backed securities, classified as available for sale, are summarized as follows:

                                                  December 31, 1999
                                ------------------------------------------------------
                                                Gross         Gross
                                 Amortized    unrealized   unrealized        Fair
                                    cost        gains        losses          value
                                ------------  ----------  -------------  -------------

     GNMA                       $  5,862,618    $      -   $  (212,448)   $  5,650,170
     FHLMC                        20,491,746           -      (809,133)     19,682,613
     FNMA                         30,708,146      12,512    (1,242,585)     29,478,073
     Collateralized mortgage
       obligations                66,343,132           -    (2,706,920)     63,636,212
                                ------------    --------   -----------    ------------
                                $123,405,642    $ 12,512   $(4,971,086)   $118,447,068
                                ============    ========   ===========    ============

                                                    December 31, 1998
                                ------------------------------------------------------
                                                Gross        Gross
                                 Amortized    unrealized   unrealized         Fair
                                    cost        gains        losses          value
                                ------------  ----------  ------------   -------------

     GNMA                       $  4,542,453    $    174   $   (46,119)   $  4,496,508
     FHLMC                         2,657,470      31,541        (6,867)      2,682,144
     FNMA                          9,045,479      86,583        (1,909)      9,130,153
     Collateralized mortgage
       obligations                16,246,969       2,770      (194,857)     16,054,882
                                ------------    --------   -----------    ------------
                                $ 32,492,371    $121,068   $  (249,752)   $ 32,363,687
                                ============    ========   ===========    ============

     Gross realized gains, gross realized losses, and gross proceeds on sales of mortgage-backed securities available for sale are summarized as follows:

                                             1999         1998          1997
                                          -----------  -----------  ------------

     Gross realized gains                 $   47,685   $    48,166  $   367,348
     Gross realized losses                   (10,695)            -     (950,314)
                                          ----------   -----------  -----------
              Net realized gain (loss)    $   36,990   $    48,166  $  (582,966)
                                          ==========   ===========  ===========

     Gross proceeds                       $4,676,186   $45,347,468  $97,661,265
                                          ==========   ===========  ===========

     The amortized cost and fair value of mortgage-backed securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or possible prepayments.

                                       JEFFERSON SAVINGS BANACORP, INC.       67

                                                December 31, 1999
                                     --------------------------------------
                                           Amortized              Fair
                                              cost                value
                                     ---------------------   --------------

   Within one year                          $      878,383   $      871,344
   One to five years                                11,604           11,581
   Five to ten years                            20,075,181       19,156,118
   After ten years                             102,440,474       98,408,025
                                            --------------   --------------
                                            $  123,405,642   $  118,447,068
                                            ==============   ==============

   Weighted average interest rate                         6.21%
                                                          ====

-------------------------------------------------------------------------------
(7) Loans Receivable, Net
-------------------------------------------------------------------------------

 Loans receivable are summarized as follows:

                                                          December 31,
                                                     ---------------------
                                                     1999             1998
                                                     ----             ----
  Loans secured by real estate:
    Residential:
     Conventional                                $  779,409,767  $  834,296,425
     Home equity                                     54,948,920      54,856,853
     FHA insured/VA guaranteed                        5,078,181       1,517,227
     Held for sale                                   21,643,649       5,867,489
     Construction and development                   320,917,254     208,207,220
    Commercial                                      155,659,267      72,601,740
                                                 --------------  --------------
      Total loans secured by real estate          1,337,657,038   1,177,346,954
  Other loans:
    Commercial secured by first mortgage loans       15,755,018      17,330,488
    Automobile loans                                  2,698,752       2,021,033
    Loans secured by savings deposits                 4,986,103       4,776,491
    Education loans                                      30,875          78,000
    Other                                             7,973,542       3,441,179
                                                 --------------  --------------
                                                  1,369,101,328   1,204,994,145
  Add (deduct):
    Loans in process                               (127,228,768)    (83,586,484)
    Unearned premiums, net                            3,613,390       2,235,346
    Deferred loan costs, net                            378,405       1,506,233
    Allowance for loan losses                        (6,937,900)     (6,659,294)
                                                 --------------  --------------
                                                 $1,238,926,455  $1,118,489,946
                                                 ==============  ==============

  Weighted average interest rate at end of year          7.95%      7.64%
                                                         ====       ====


  Loans serviced for others at December 31, 1999, 1998, and 1997 totaled approximately $146.7 million, $105.2 million, and $85.8 million, respectively.

                                              JEFFERSON SAVINGS BANCORP, INC. 68

  A summary of impaired loans, which includes nonaccrual loans, follows:

                                                          December 31,
                                                        ---------------
                                                        1999        1998
                                                        ----        ----

     Nonaccrual loans                                $7,445,195   $3,709,029
     Impaired loans continuing to accrue interest       947,182    2,486,631
                                                     ----------   ----------
     Total impaired loans                            $8,392,377   $6,195,660
                                                     ==========   ==========

     Impaired loans with related allowance
        for loan losses                              $3,843,916   $   61,728
     Allowance for losses on impaired loans           1,027,336       30,335
     Impaired loans with no related allowance
        for loan losses                               4,548,461    6,133,932

     Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest was $794,000 and $444,000, respectively, for the year ended December 31, 1999. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest was $615,000 and $412,000, respectively, for the year ended December 31, 1998. Interest on impaired loans which would have been recorded under the original terms of the loans and cash receipts of interest was $797,000 and $570,000, respectively, for the year ended December 31, 1997. The average balance of impaired loans totaled $7.7 million, $6.1 million and $6.2 million during the years ended December 31, 1999, 1998 and 1997, respectively.

  Activity in the allowance for loan losses is summarized as follows:

                                              1999         1998        1997
                                              ----         ----        ----

     Balance at beginning of year          $6,659,294  $ 8,182,268  $6,528,601
     Allowance from purchase acquisitions           -            -   1,155,764
     Provision charged to expense             520,000   (1,200,000)  1,260,000
     Recoveries                                   344        8,552      18,810
     Charge-offs                             (241,738)    (331,526)   (780,907)
                                           ----------  -----------  ----------
     Balance at end of year                $6,937,900  $ 6,659,294  $8,182,268
                                           ==========  ===========  ==========

  Loans to executive officers and directors are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and, in the opinion of management, do not involve more than the normal risk of collectibility. These loans totaled $920,876 and $703,995 at December 31, 1999 and 1998, respectively.

  Activity in loans to executive officers and directors is summarized as follows:

     Balance at December 31, 1998                                  $703,995
     New loans or advances                                          247,500
     Repayments                                                     (56,042)
     Change in director and officer status                           25,423
                                                                   --------
     Balance at December 31, 1999                                  $920,876
                                                                   ========

                                             JEFFERSON SAVINGS BANCORP, INC. 69

-------------------------------------------------------------------------------
(8)  Investment in Real Estate, Net
-------------------------------------------------------------------------------

  Investment in real estate is summarized as follows:

                                                           December 31,
                                                           ------------
                                                        1999          1998
                                                        ----          ----

    Real estate acquired through foreclosure        $1,531,668    $3,240,795
    Less allowance for losses                           10,000       360,036
                                                    ----------    ----------
                                                    $1,521,668    $2,880,759
                                                    ==========    ==========

Activity in the allowance for losses is summarized as follows:

                                              1999         1998        1997
                                              ----         ----        ----

    Balance at beginning of year           $  360,036   $  534,835  $  433,849
    Allowance from purchase acquisitions            -            -     100,000
    Provision charged to expense              181,000            -     264,000
    Charge-offs                              (531,036)    (174,799)   (263,014)
                                           ----------   ----------  ----------
    Balance at end of year                 $   10,000   $  360,036  $  534,835
                                           ==========   ==========  ==========

The results of real estate operations are summarized as follows:

                                            1999        1998            1997
                                            ----        ----            ----

    Gain from sales of real estate, net  $  74,609    $256,135       $ 475,829
    Provision for losses on real estate   (181,000)          -        (264,000)
    Operating income (expense), net        (56,987)    (55,503)       (140,797)
                                         ---------    --------       ---------
                                         $(163,378)   $200,632       $  71,032
                                         =========    ========       =========

                                              JEFFERSON SAVINGS BANCORP, INC. 70

-------------------------------------------------------------------------------
(9)  Office Properties and Equipment
-------------------------------------------------------------------------------

    Office properties and equipment are summarized as follows:

                                                             December 31,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----

     Land                                              $ 2,467,254   $ 2,469,283
     Office buildings                                    7,607,724     6,913,701
     Leasehold improvements                              1,774,035     1,029,320
     Furniture and equipment                            11,125,222     7,836,173
                                                       -----------   -----------
                                                        22,974,235    18,248,477
     Less accumulated depreciation and amortization      8,761,371     7,720,064
                                                       -----------   -----------
                                                       $14,212,864   $10,528,413
                                                       ===========   ===========

  Depreciation and amortization expense totaled $1,459,997, $1,633,814, and $1,305,362 for the years ended December 31, 1999, 1998, and 1997, respectively.

  The Company leases certain of its facilities and equipment under noncancelable operating leases. These leases expire at various dates and contain options for renewal. The future minimum rental obligations under the terms of the leases are summarized as follows:

               Year ending December 31:

                   2000                                    $  688,470
                   2001                                       636,588
                   2002                                       495,948
                   2003                                       447,410
                   2004                                       367,064
                Thereafter                                    212,671
                                                           ----------
                                                           $2,848,151
                                                           ==========

  Net rent expense for 1999, 1998, and 1997 is summarized as follows:

                                          1999         1998         1997
                                          ----         ----         ----

               Rent expense            $ 620,028    $ 443,877    $ 402,540
               Rent income              (170,294)    (190,807)    (229,069)
                                       ---------    ---------   ----------
                                       $ 449,734    $ 253,070    $ 173,471
                                       =========    =========   ==========

----------------------------------------------------------------------------
(10) Accrued Income and Other Assets
----------------------------------------------------------------------------

  Accrued income and other assets are summarized as follows:

                                                          December 31,
                                                      ------------------
                                                      1999          1998
                                                      ----          ----
     Accrued interest:
        Loans receivable                         $  8,568,248   $ 6,731,103
        Mortgage-backed securities                    649,519       180,841
        Investment securities                         924,791     1,946,294
                                                 ------------   -----------
                                                   10,142,558     8,858,238
  Accounts receivable                                 261,496       236,682
  Other                                             1,241,078     2,594,760
                                                 ------------   -----------
                                                 $ 11,645,132   $11,689,680
                                                 ============   ===========

                                              JEFFERSON SAVINGS BANCORP, INC. 71

--------------------------------------------------------------------------------
(11) Savings Deposits
--------------------------------------------------------------------------------

 Savings deposits are summarized as follows:

                                                                                December 31,
                                                                 ---------------------------------------
                                                                 1999                               1998
                                                      -------------------------           --------------------------
                                                                       Weighted                            Weighted
                                                                       average                              average
                                                                       interest                             interest
                                                         Amount         rate                Amount            rate
                                                         ------         ----                ------            ----
 Noninterest bearing                                  $ 16,295,374            - %       $    9,090,104             - %
 NOW                                                    78,952,629         2.62             46,535,345          1.63
 Money market                                           66,472,891         3.88            138,335,707          4.07
 Passbook and statement savings                         63,040,735         2.82             44,997,033          2.27
                                                      ------------                      --------------
                                                       224,761,629         2.86            238,958,189          3.10

 Certificates of deposit less than $100,000            654,806,893                         698,804,094
 Certificates of deposit greater than $100,000          95,396,714                         100,414,201
                                                      ------------                      --------------
   Total certificates of deposit                       750,203,607         5.34            799,218,295          5.57
                                                      ------------                      --------------
   Total savings deposits                             $974,965,236         4.77%        $1,038,176,484          5.00%
                                                      ============         ====         ==============          ====

  Investment and mortgage-backed securities totaling $5.7 million were pledged against certain deposits over $100,000 at December 31, 1999. Investment and mortgage-backed securities totaling $7.6 million were pledged against certain deposits over $100,000 at December 31, 1998.

  Certificates of deposit, by rate, are summarized as follows:


                                                      December 31,
                                                  --------------------
                                                  1999            1998
                                                  ----            ----

          2.00-2.99%                         $    113,060         132,635
          3.00-3.99%                            4,334,820       2,052,052
          4.00-4.99%                          293,555,272     118,197,321
          5.00-5.99%                          395,053,026     585,615,997
          6.00-6.99%                           45,734,705      76,044,931
          7.00-7.99%                           11,412,724      17,175,359
                                             ------------    ------------
                                             $750,203,607     799,218,295
                                             ============    ============

  The scheduled maturities of the certificates of deposit are summarized as follows:

                                                    December 31, 1999
                                                    -----------------
                                                                   Percent
                                                  Amount          of total
                                                  ------          --------

          Within one year                      $629,733,380         83.9%
          Second year                            74,782,684         10.0
          Third year                             33,707,411          4.5
          Fourth year                             7,647,389          1.0
          Fifth year                              3,198,500          0.4
          Thereafter                              1,134,243          0.2
                                               ------------        -----
                                               $750,203,607        100.0%
                                               ============        =====

                                              JEFFERSON SAVINGS BANCORP, INC. 72

 Interest expense on savings deposits by type is summarized as follows:

                                                                                 1999          1998            1997
                                                                         ------------   -----------    ------------
   NOW                                                                   $  1,853,062    $  1,514,817    $ 1,928,299
   Money market                                                             3,946,000       4,763,820      4,186,233
   Passbook and statement savings                                           1,130,046       1,131,782      1,281,232
   Certificates of deposit                                                 40,338,230      45,459,194     46,058,227
                                                                         ------------   -------------  -------------
                                                                         $ 47,267,338    $ 52,869,613    $53,453,991
                                                                         ============   =============  =============

--------------------------------------------------------------------------------
(12)    Borrowed Money
--------------------------------------------------------------------------------
     Borrowed money is summarized as follows:

                                                                                          December 31,
                                                                            ----------------------------------------------------
                                                                                   1999                           1998
                                                                         ------------------------       ------------------------
                                                                                         Weighted                       Weighted
                                                                                         average                        average
                                                                                         interest                       interest
                                                                           Amount          rate          Amount           rate
                                                                       --------------  ------------   -------------   ------------
     Lines of credit with Federal Home
       Loan Banks                                                        $          -                  $  7,595,313           4.88%
     Federal funds purchased                                               56,600,000          5.60%              -
     Advances from Federal Home Loan
       Banks due:
          1999                                                                      -                    34,232,582           5.51
          2000                                                            160,000,000          5.74       5,000,000           5.05
          2001                                                             20,000,000          5.49      30,000,000           4.56
          2002                                                             30,000,000          5.87              -
          2003                                                             45,000,000          5.19      30,000,000           4.79
          2004                                                             30,000,000          5.81              -
          2008                                                             55,000,000          4.78      90,000,000           4.81
          2009                                                             60,000,000          5.04              -
          2013                                                              9,299,975          5.76       9,752,333           5.76
          2015                                                                331,581          6.92         336,182           6.92
     Commercial bank debt due in 2000                                       2,138,287          6.65       2,599,124           7.65
                                                                         ------------                  ------------
                                                                         $468,369,843          5.48%   $209,515,534           4.98%
                                                                         ============          ====    ============           ====

     At December 31, 1999, the total unused lines of credit with the Federal Home Loan Bank totaled $25.0 million. The terms of the agreements call for interest rates that vary daily. These borrowings averaged $16.2 million, $1.8 million, and $9.3 million during the years ended December 31, 1999, 1998, and 1997, respectively. The maximum amount outstanding at any month-end during 1999, 1998, and 1997 was $25.0 million, $7.6 million, and $20.9 million, respectively.

     Advances from FHLBs averaged $335.9 million, $84.0 million, and $67.7 million during 1999, 1998, and 1997, respectively. The maximum amount outstanding at any month-end was $409.6 million, $199.3 million, and $96.7 million during the years ended December 31, 1999, 1998, and 1997, respectively. Certain FHLB advances are subject to calls without prepayment penalties by the FHLB at dates earlier than the actual maturity dates shown in the above table.

     At December 31, 1999, borrowings from the FHLBs were collateralized by all stock in the FHLBs and blanket liens on first mortgage loans.

                                              JEFFERSON SAVINGS BANCORP, INC. 73

     The commercial bank debt is collateralized by Jefferson Heritage stock. The debt matures on May 31, 2001 and required annual principal payments of $314,923 and quarterly interest payments.

     Interest expense on borrowed money, by type, is summarized as follows:

                                               1999         1998          1997
                                               ----         ----          ----
     Lines of credit with the FHLBs         $   499,417  $   51,210 $  372,472
     Advances from FHLBs                     17,521,027   4,420,046  4,076,773
     Interest on federal funds purchased      1,083,998      25,204          -
     Interest rate cap agreements, net                -           -     (9,005)
     Interest on commercial bank debt           171,240     214,817    249,211
                                            -----------  ---------- ----------
                                            $19,275,682  $4,711,277 $4,689,451
                                            ===========  ========== ==========

--------------------------------------------------------------------------------
(13)    Accrued Expenses and Other Liabilities
--------------------------------------------------------------------------------

     Accrued expenses and other liabilities are summarized as follows:

                                                                           December 31,
                                                                     ------------------------
                                                                         1999         1998
                                                                     -----------   ----------
     Accrued interest payable:
       Savings deposits                                              $   207,210   $  283,436
       Borrowed money                                                    154,077      216,245
                                                                     -----------   ----------
                                                                         361,287      499,681
      Accounts payable for check fundings, net                         3,397,697    3,606,102
      Accrued compensation and benefits expense                        1,642,575    1,334,225
      Accounts payable                                                   543,804      460,791
      Unremitted payments on loans serviced for others                 2,022,116      596,556
      Deferred gain from sales of real estate                                  -      160,024
      Other                                                            2,172,865      840,475
                                                                     -----------   ----------
                                                                     $10,140,344   $7,497,854
                                                                     ===========   ==========

                                              JEFFERSON SAVINGS BANCORP, INC. 74

------------------------------------------------------------------------------
(14)    Income Taxes
------------------------------------------------------------------------------
     Prior to 1996, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax. The Company used the percentage of taxable income method for 1995 in determining the bad debt deduction for tax purposes.

     The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Internal Revenue Code ("IRC"). On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was signed into law. This Act included the repeal of Section 593 effective for tax years beginning after December 31, 1995. As a result, thrift institutions are no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 ("base year reserve"). The recapture will generally be taken into income ratably over six tax years. The Company met a residential loan requirement for tax years beginning in 1996 and 1997; recapture of the reserve was deferred until the tax year beginning in 1998. During the year 1999, the Company recaptured $577,000 of tax bad debt reserve At December 31 1999, the Company had bad debts deducted for tax purposes in excess of the base year reserve of approximately $3.0 million. The Company has recognized a deferred income tax liability for this amount.

     Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 1999, retained earnings included approximately $19.5 million of base year reserves for which no deferred federal income tax liability has been recognized.

     Income tax expense is summarized as follows:


                                              1999         1998        1997
                                          ------------  ----------- ---------
          Current expense:
           Federal                        $ 8,344,000    $4,948,300  $6,214,000
           State                              212,000        11,000       6,000
          Deferred - federal and state     (1,668,000)    1,080,200     150,000
                                          -----------    ----------  ----------
                                          $ 6,888,000    $6,039,500  $6,370,000
                                          ===========    ==========  ==========

     The reasons for the difference between expected income tax expense, computed at the statutory federal income tax rate, and actual income tax expense are summarized as follows:

                                1999                       1998                  1997
                             --------------------  --------------------  ---------------------
                               Amount    Percent     Amount    Percent     Amount     Percent
                             ----------  --------  ----------  --------  -----------  --------
Computed "expected"
   income tax expense        $5,963,328     35.0%  $4,768,698     35.0%  $5,810,354      35.0%
Items affecting federal
   income tax rate:
    Goodwill amortization       627,480      3.7      633,185      4.6      598,795       3.6
    Other, net                  297,192      1.7      637,617      4.7      (39,149)      (.2)
                             ----------     ----   ----------     ----   ----------      ----
                             $6,888,000     40.4%  $6,039,500     44.3%  $6,370,000      38.4%
                             ==========     ====   ==========     ====   ==========      ====

                                              JEFFERSON SAVINGS BANCORP, INC. 75

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                     December 31,
                                                              ---------------------------
                                                                  1999          1998
                                                              ------------  -------------
Deferred tax assets:
 Book provision for loan loss in excess of tax                $ 2,199,000    $ 2,437,000
 Deferred profit on real estate sold                               21,000         82,000
 Deferred compensation and stock bonus awards                     668,000        527,000
 Purchase accounting adjustments                                  171,000        279,000
 Unrealized loss on securities available for sale               3,348,000              -
 Other                                                                  -         98,000
                                                              -----------    -----------
              Total gross deferred tax assets                   6,407,000      3,423,000
                                                              -----------    -----------
Deferred tax liabilities:
 Deferred loan costs, net                                        (399,000)    (1,591,000)
 Office properties and equipment, principally due to
  differences in depreciation                                    (460,000)      (460,000)
 FHLB stock dividends, principally due to deferral of
  income for tax reporting                                       (233,000)      (874,000)
 Installment sales of real estate acquired for development
  and sale                                                       (393,000)      (455,000)
 Tax bad debt deductions in excess of base year amount         (1,114,000)    (1,315,000)
 Unrealized gain on securities available for sale                       -       (169,000)
 Other                                                            (90,000)       (26,000)
                                                              -----------    -----------
              Total gross deferred tax liabilities             (2,689,000)    (4,890,000)
                                                              -----------    -----------
              Net deferred tax asset (liability)              $ 3,718,000    $(1,467,000)
                                                              ===========    ===========

--------------------------------------------------------------------------------
(15)  Benefit Plans
--------------------------------------------------------------------------------

  The Company sponsors a thrift savings plan qualifying under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees with one year of service. Participants may designate up to 10% of their annual compensation as their contribution to the plan. Under the plan, contributions by employees of up to 3% of their annual compensation are partially matched by the Company. Matching contributions by the Company totaled approximately $176,000, $172,000, and $155,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

  The cost of shares held by the ESOP is recorded in the consolidated financial statements through a charge to a contra equity account for the unearned shares. The contra equity account is reduced as shares are committed to be released to the participants. The Company recognizes compensation expense equal to the fair value of shares committed to be released. Compensation expense associated with the ESOP was $1,486,149, $2,988,136, and $2,061,055 for the years ended December 31, 1999, 1998, and 1997, respectively.

                                              JEFFERSON SAVINGS BANCORP, INC. 76

  The ESOP shares as of December 31, 1999 were as follows:


          Allocated shares                      611,366
          Unearned shares                       458,546
                                            -----------
           Total ESOP shares                  1,069,912
                                            ===========
          Fair value of unearned shares
           at December 31, 1999             $11,300,945
                                            ===========

  The Company has management recognition plans ("MRPs") to reward and retain personnel of experience and ability in key positions of responsibility. The MRPs hold 14,848 shares of the Company's common stock which were contributed by the Company. During 1999, the Company granted 10,000 of such shares in the form of restricted stock to an eligible employee that are paid under a vesting schedule of five years. The unearned shares held by the MRPs are recorded in the consolidated financial statements as a charge to a contra equity account. The contra equity account is amortized to expense over the period of vesting. The related expense was $22,502, $45,908, and $239,326 for the years ended December 31, 1999, 1998, and 1997, respectively. No MRP shares were granted during the years ended December 31, 1998 and 1997.

  The Company has a retirement plan for its non-employee directors who retire from the Company's Board of Directors at or after age 70 in accordance with its bylaws. Such a director will receive, on each of the three anniversary dates of his retirement, an amount equal to 50% of the directors' fees which he received from the Company during the calendar year preceding his retirement. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered directors. The related expense was $25,450, $39,400, and $39,400 for the years ended December 31, 1999, 1998, and 1997, respectively.

  During 1993, the Company entered into a supplemental retirement agreement with the Company's Chief Executive Officer. Benefits to be paid under the plan are accrued over the remaining period to retirement of the covered executive. The related expense was approximately $300,900 for each of the years ended December 31,1999, 1998, and 1997, respectively.

--------------------------------------------------------------------------------
(16)  Stock Option Plan
--------------------------------------------------------------------------------

  The Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan") provides for the granting, to directors and key employees of the Company and its subsidiaries, of options to purchase up to 859,624 shares of common stock of the Company over a period of 10 years at a price not less than the market value of the shares at the date the options were granted. The Plan provides for the granting of options which either qualify or do not qualify as Incentive Stock Options as defined by Section 422 of the Internal Revenue Code of 1986, as amended. As of December 31, 1999, there were 1,764 options available for grant.

  A summary of stock options outstanding at December 31, 1999 follows:


         Year                Options      Options        Remaining     Exercise
        granted            outstanding  exercisable  contractual life    price
        -------            -----------  -----------  ----------------    -----

          1993                 343,424      343,424        3.27 years   $ 5.00
          1995                     772          618        5.13 years     8.18
          1996                   1,235          741        6.13 years    12.87
          1999                 153,000            -        9.44 years    12.54
                               -------      -------
             Total             498,431      344,783
                               =======      =======
             Weighted average                              5.18 years     7.34

                                              JEFFERSON SAVINGS BANCORP, INC. 77

Changes in options outstanding were as follows:

                                                                      Weighted
                                                         Number of    average
                                                           shares      price
                                                           ------      -----

          Balance at December 31, 1996                    668,990     $ 5.02
          Granted                                           4,000      14.50
          Exercised                                       (29,714)      5.00
          Forfeited                                          (308)      5.00
                                                         --------
          Balance at December 31, 1997                    642,968       5.08
          Granted                                               -          -
          Exercised                                      (156,130)      5.04
          Forfeited                                        (1,600)     14.50
                                                         --------
          Balance at December 31, 1998                    485,238       5.06
          Granted                                         161,000      12.59
          Exercised                                      (137,807)      5.00
          Forfeited                                       (10,000)     13.70
                                                         --------
          Balance at December 31, 1999                    498,431     $ 7.34
                                                         ========     ======


  The Company applies APB opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recognized in the consolidated financial statements. Had the Company determined compensation cost for stock options granted in 1999 based on the fair value at the grant date under SFAS No. 123, the Company's net income in 1999 would have been reduced to the pro forma amount indicated below:


       Net income:
          As reported                    $10,150,081
          Pro forma                       10,068,978
                                         ===========

       Earnings per share - basic:
          As reported                    $      1.07
          Pro forma                             1.06
                                         ===========

       Earnings per share - diluted:
          As reported                    $      1.05
          Pro forma                             1.04
                                         ===========

  The per share fair value of stock options granted in 1999 were estimated on the grant dates of February 17, 1999 and December 15, 1999 at $7.37 and $6.64 respectively, using the Black-Scholes option-pricing model. The following assumptions were used to determine the per share fair value of the stock options granted in 1999: dividend yield of 2.65%; risk free interest rate of 5.37% and 6.62% for the February 17, 1999 and December 15, 1999 options, respectively; expected volatility of 61.42% and 72.76% for the February 17, 1999 and December 15, 1999 options, respectively; and an estimated life of 10 years. Disclosure of the fair value based method of accounting for stock options granted during the years ended December 31, 1998 and 1997 as required by SFAS 123 is not presented due to the immaterial effect of stock options granted. No amounts have been charged to expense in connection with this plan.

                                              JEFFERSON SAVINGS BANCORP, INC. 78

--------------------------------------------------------------------------------
(17) Dividend Reinvestment and Stock Purchase Plan
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
(18) Stockholder Protection Rights
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
(19) Commitments and Contingencies
--------------------------------------------------------------------------------

  As of December 31, 1999, the Company had outstanding commitments to originate adjustable and fixed rate mortgage loans, home equity loans and nonmortgage loans totaling approximately $23.7 million, $5.3 million, $1.1 million and $0.9 million, respectively; to purchase adjustable rate mortgage loans totaling approximately $1.3 million; and to sell fixed rate mortgage loans totaling approximately $11.6 million. In addition, the Company had unused home equity lines of credit totaling $59.6 million. Commitments to originate loans are extended for periods up to 120 days. Commitments outstanding at December 31, 1999 to originate fixed rate mortgage loans were issued at rates ranging from 6.50% to 10.25%. Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The amount of credit risk in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the loan when originated. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

  The Company is involved in various litigation in the ordinary course of business. In the opinion of management and the Company's counsel, at the present time, disposition of the suits and claims will not have a material effect on the Company's financial position.

--------------------------------------------------------------------------------
(20)  Liquidation Account
--------------------------------------------------------------------------------

  On April 8, 1993, Jefferson Heritage converted from a mutual savings association to a capital stock savings association. At the time of conversion, Jefferson Heritage established a liquidation account in an amount equal to the regulatory capital of Jefferson Heritage as of September 30, 1992 (the date of the most recent balance sheet included in the offering circular related to the Conversion). The liquidation account is maintained for the benefit of any person with a deposit account of $50 or more in Jefferson Heritage on March 31, 1992 ("Eligible Depositor") who continues to maintain his/her deposits in Jefferson Heritage after

                                              JEFFERSON SAVINGS BANCORP, INC. 79
that date. In the event of a complete liquidation of Jefferson Heritage, each Eligible Depositor will be entitled to an interest in the liquidation account in the proportionate amount of the then current adjusted balance of deposits held before any liquidation distribution may be made with respect to the stockholders. The balance attributable to the liquidation account is decreased by a proportionate amount as each account holder closes an account or reduces the balance in such account as of any subsequent fiscal year-end. The liquidation account at December 31, 1999 was approximately $9.8 million. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Company, except that the Company may not declare or pay a cash dividend on, or repurchase any of its capital stock, if the effect of such dividend or repurchase would be to cause Jefferson Heritage's regulatory capital to be reduced below the aggregate amount then required for the liquidation account.

--------------------------------------------------------------------------------
(21) Fair Values of Financial Instruments
--------------------------------------------------------------------------------

  The estimated fair values of the Company's financial instruments are as follows:

                                                              December 31,
                                                ----------------------------------------
                                                     1999                     1998
                                                ---------------         ----------------
                                                         Estimated                 Estimated
                                             Carrying      fair       Carrying       fair
                                              value        value        value        value
                                              -----        -----        -----        -----
                                                             (In thousands)
  Financial assets:
      Cash and cash equivalents             $   21,600   $   21,600   $   18,874   $   18,874
      Investment securities                    103,342      103,342      154,611      154,611
      Mortgage-backed securities               118,447      118,447       32,364       32,364
      Loans receivable                       1,238,926    1,228,538    1,118,490    1,132,792
      Stock in Federal Home Loan Banks          24,254       24,254       11,881       11,881
      Accrued interest receivable               10,492       10,492        8,858        8,858
                                            ----------   ----------   ----------   ----------
                                            $1,517,061   $1,506,673   $1,345,078   $1,359,380
                                            ==========   ==========   ==========   ==========

  Financial liabilities:
      Savings deposits:
         Passbook and statement savings,
         NOW, and money market accounts     $  224,761   $  224,761   $  238,958   $  238,958
         Certificates of deposit               750,204      745,036      799,218      799,280
      Borrowed money                           468,370      460,325      209,516      209,309
      Accrued interest payable                     361          361          500          500
                                            ----------   ----------   ----------   ----------
                                            $1,443,696   $1,430,483   $1,248,192   $1,248,047
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

                                              JEFFERSON SAVINGS BANCORP, INC. 80

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

                                              JEFFERSON SAVINGS BANCORP, INC. 81

--------------------------------------------------------------------------------
(22) Parent Company Financial Information
--------------------------------------------------------------------------------

  The following are condensed balance sheets as of December 31, 1999 and 1998 and condensed statements of income and cash flows for the years ended December 31, 1999, 1998, and 1997 for Jefferson Savings Bancorp, Inc. (parent company only):

                     Condensed Balance Sheets                         December 31,
                     ------------------------                         -----------
                                                                    1999          1998
                                                                    ----          ----
                                                                    (in thousands)
          Assets:
           Investment in subsidiaries                               $120,290    $114,963
           Advances to subsidiaries                                    8,338      11,731
           Other assets                                                   54          64
                                                                    --------    --------
                                                                    $128,682    $126,758
                                                                    ========    ========
          Liabilities and stockholders' equity:
           Commercial bank debt                                     $  2,138    $  2,599
           Other liabilities                                             463         320
           Stockholders' equity                                      126,081     123,839
                                                                    --------    --------
                                                                    $128,682    $126,758
                                                                    ========    ========

                     Condensed Statements of Income                   1999        1998           1997
                     ------------------------------                 --------    --------        -------
                                                                             (in thousands)
Interest income                                                     $    858    $    651        $   743
Interest expense                                                         171         215            249
Dividends from subsidiaries                                                -       8,000              -
Other noninterest income                                                  16          71              -
                                                                    --------    --------        -------
                                                                         703       8,507            494
Operating expenses                                                     1,167         717            553
                                                                    --------    --------        -------
              Income (loss) before income taxes and equity
                  in undistributed earnings of subsidiaries             (464)      7,790            (59)
Income tax expense (benefit)                                            (163)        (72)           (19)
                                                                    --------    --------        -------
              Income (loss) before equity in undistributed
                  earnings of subsidiaries                              (301)      7,862            (40)
Equity in undistributed earnings of subsidiaries                      10,451        (277)        10,271
                                                                    --------    --------        -------
              Net income                                            $ 10,150    $  7,585        $10,231
                                                                    ========    ========        =======

                                              JEFFERSON SAVINGS BANCORP, INC. 82

          Condensed Statements of Cash Flows                       1999       1998      1997
          ----------------------------------                       ----       ----      ----
                                                                         (in thousands)
          Operating activities:
            Net income                                           $ 10,150   $ 7,585   $ 10,231
            Net income of subsidiaries                            (10,450)   (7,723)   (10,271)
            Dividends from subsidiaries                                 -     8,000          -
            Other, net                                              1,807     3,236      1,889
                                                                 --------   -------   --------
               Net cash provided by operating activities            1,507    11,098      1,849
                                                                 --------   -------   --------
          Investing activities:
            Advances to subsidiaries                                3,393    (6,651)      (687)
            Proceeds from sale of real estate                           -         -          -
            Cash paid for acquisitions                                  -         -          -
                                                                 --------   -------   --------
               Net cash provided by (used in) investing
                   activities                                       3,393    (6,651)      (687)
                                                                 --------   -------   --------
          Financing activities:
            Dividends paid                                         (2,638)   (2,606)    (2,012)
            Principal payments on commercial bank debt               (461)     (440)      (391)
            Shares sold to ESOP                                         -         -        928
            Proceeds from stock options exercised                     690       787        149
            Repurchase of treasury stock                           (2,615)   (2,424)         -
            Proceeds from dividend reinvestment and
             stock purchase plan                                      124       236        164
                                                                 --------   -------   --------
               Net cash used in financing activities               (4,900)   (4,447)    (1,162)
                                                                 --------   -------   --------
               Net change in cash and cash equivalents                  -         -          -
          Cash and cash equivalents at beginning of year                -         -          -
                                                                 --------   -------   --------
          Cash and cash equivalents at end of year               $      -   $     -   $      -
                                                                 ========   =======   ========

          Supplemental disclosures of cash flow information:
           Stock issued for acquisitions                         $      -   $     -   $ 15,277
           Capital contribution to subsidiary                           -         -     14,604
                                                                 ========   =======   ========

--------------------------------------------------------------------------------
(23)  Segment Information
--------------------------------------------------------------------------------

  The Company combined its two subsidiary banks into one charter effective December 31, 1998 and operated as a single business segment during 1999. Prior to that combination, management used loan and deposit balances, net income and related growth rates and financial ratios to measure performance of each subsidiary bank. The following table shows the financial information of the Company's reportable divisions (formerly subsidiary banks) for 1998 and 1997:


                           Year Ended December 31, 1998
                           ----------------------------

                             Missouri       Texas        Other     Consolidated
                             --------       -----        -----     ------------
Results of Operations:
 Net interest income        $15,852,829   $17,803,532   $ 499,522   $34,155,883
 Provision for loan losses      700,000    (1,900,000)         --    (1,200,000)
 Noninterest income           3,088,590     1,319,211     (53,518)    4,354,283
 Noninterest expense         11,587,052    13,842,899     655,364    26,085,315
 Income taxes                 2,598,500     3,513,000     (72,000)    6,039,500
                            -----------   -----------   ---------   -----------
 Net income                 $ 4,055,867   $ 3,666,844   $(137,360)  $ 7,585,351
                            ===========   ===========   =========   ===========

                                              JEFFERSON SAVINGS BANCORP, INC. 83

Balances at December 31, 1998:
 Loans                            $659,981,683   $458,508,263  $         --    $1,118,489,946
 Assets                            805,598,777    594,665,141   (16,804,407)    1,383,459,511
 Deposits                          558,943,936    479,232,548            --     1,038,176,484

                                 Year Ended December 31, 1997
                                 ----------------------------

                                    Missouri         Texas         Other         Consolidated
                                    --------         -----         -----        --------------
Results of Operations:
 Net interest income               $ 16,426,905   $ 20,104,746  $    630,593    $   37,162,244
 Provision for loan losses              420,000        840,000            --         1,260,000
 Noninterest income                   2,075,091      1,635,609      (197,565)        3,513,135
 Noninterest expense                  9,204,359     13,117,722       492,287        22,814,368
 Income taxes                         2,886,000      3,503,000       (19,000)        6,370,000
                                   ------------   ------------  ------------    --------------
 Net income                        $  5,991,637   $  4,279,633  $    (40,259)   $   10,231,011
                                   ============   ============  ============    ==============

Balances at December 31, 1997:
 Loans                             $519,962,382   $405,148,200  $   (190,976)   $  924,919,606
 Assets                             666,107,800    573,159,288    (1,211,591)    1,238,055,497
 Deposits                           560,140,131    484,740,999            --     1,044,881,130

--------------------------------------------------------------------------------
(24)  Comprehensive Income
--------------------------------------------------------------------------------

  For the years ended December 31, 1999, 1998 and 1997, unrealized gains and losses on assets available for sale were the Company's only other comprehensive income component. Comprehensive income for 1999, 1998 and 1997 is summarized as follows:

                                                                      1999               1998              1997
                                                                      ----               ----              ----
   Net income                                                      $10,150,081        $ 7,585,351      $ 10,231,011

   Other comprehensive income (loss):
       Realized and unrealized holding gain (loss)
        arising during the period, net of tax benefit of
        $3,494,031 and $64,087 in 1999
        and 1998, respectively, and tax expense of
        $443,826 in 1997                                            (5,241,047)           (96,130)          665,738
       Less reclassification adjustment for realized
         gain (loss) included in net income, net of tax                 34,185             28,900           336,746
                                                                   -----------        -----------      ------------
           Total other comprehensive income (loss)                  (5,275,232)          (125,030)          328,992
                                                                   -----------        -----------      ------------
     Total comprehensive income                                    $ 4,874,849        $ 7,460,321      $ 10,560,003
                                                                   ===========        ===========      ============

                                              JEFFERSON SAVINGS BANCORP, INC. 84


Supplementary Data

Quarterly Financial Data

1999                                                               1/st/ Qtr.    2/nd/ Qtr.            3/rd/ Qtr.       4/th/ Qtr.
                                                                   ----------    ----------            ----------       ----------
                                                                             (In thousands, except per share data)
Interest and dividend income .................................      $  24,762      $ 27,045              $ 27,521         $28,410
Interest expense .............................................         15,304        16,570                16,983          17,686
                                                                    ---------      --------                ------         -------
               Net interest income ...........................          9,458        10,475                10,538          10,724
Provision for losses on loans ................................             --            --                    --             520
                                                                    ---------      --------                ------         -------
                Net interest income after
                    provision for losses on loans.............          9,458        10,475                10,538          10,204
                                                                    ---------      --------               -------         -------
Noninterest income:
    Gains on sales of investment securities, net..............             37            --                    --              --
    Gain on sales of loans, net...............................            247           198                   526           1,304
    Real estate operations, net...............................            (98)          (70)                   23             (19)
    Other.....................................................            581           623                   577             923
                                                                    ---------      --------               -------         -------
                Total noninterest income......................            767           751                 1,126           2,208
                                                                    ---------      --------               -------         -------
Noninterest expense:
    General and administrative................................          5,667         6,919                 6,706           7,404
    Amortization of excess cost over
        fair value of net assets acquired.....................            449           448                   448             448
                                                                    ---------      --------               -------         -------
                Total noninterest expense.....................          6,116         7,367                 7,154           7,852
                                                                    ---------      --------               -------         -------
                Income before income taxes ...................          4,109         3,859                 4,510           4,560
Income tax expense ...........................................          1,680         1,567                 1,809           1,832
                                                                    ---------      --------               -------         -------
                Net income....................................       $  2,429       $ 2,292              $  2,701         $ 2,728
                                                                    =========      ========               =======         =======
Earnings per share, basic.....................................       $   0.26       $  0.24               $  0.28         $  0.29
Earnings per share, diluted...................................           0.25          0.24                  0.28            0.28
                                                                    =========      ========               =======         =======



1998                                                               1/st/ Qtr.    2/nd/ Qtr.        3/rd/ Qtr.      4/th/ Qtr.
                                                                   ----------    ----------        ----------      ----------
                                                                            (In thousands, except per share data)
Interest and dividend income .................................     $  22,781      $ 22,465          $ 22,628        $23,862
Interest expense .............................................        14,036        14,155            14,403         14,986
                                                                   ---------      --------          --------        -------
               Net interest income ...........................         8,745         8,310             8,225          8,876
Provision for losses on loans ................................            --        (1,200)               --             --
                                                                   ---------      --------          --------        -------
                Net interest income after
                    provision for losses on loans.............         8,745         9,510             8,225          8,876
                                                                   ---------      --------          --------        -------
Noninterest income:
    Gains on sales of investment securities, net..............            --            48                --             --
    Gain on sales of loans, net...............................           629           452               342            436
    Real estate operations, net...............................            35           129                (6)            42
    Other.....................................................           649           497               534            567
                                                                   ---------      --------          --------        -------
                Total noninterest income......................         1,313         1,126               870          1,045
                                                                   ---------      --------          --------        -------
Noninterest expense:
    General and administrative................................         5,817         6,653             5,863          5,942
    Amortization of excess cost over
        fair value of net assets acquired.....................           451           453               453            453
                                                                   ---------      --------          --------        -------
                Total noninterest expense.....................         6,268         7,106             6,316          6,395
                                                                   ---------      --------          --------        -------
                Income before income taxes ...................         3,790         3,530             2,779          3,526
Income tax expense ...........................................         1,594         1,710             1,237          1,499
                                                                   ---------      --------          --------        -------
                Net income....................................     $   2,196      $  1,820          $  1,542        $ 2,027
                                                                   =========      ========          ========        =======
Earnings per share, basic.....................................     $    0.24      $   0.19          $   0.16        $  0.22
Earnings per share, diluted...................................          0.22          0.18              0.16           0.21
                                                                   =========      ========          ========        =======

                                       85

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Directors. The following table sets forth, for each current director, his name, age as of December 31, 1999, the year he first became a director of the Company's principal subsidiary, Jefferson Heritage, and the expiration of his current term as a director of the Company. Each of the Company's current directors (other than Mr. Miller who was first elected a director in 1995 and Messrs. Barkau and Holland who were first elected in 1999) were initially appointed as directors in 1992 in connection with the incorporation and organization of the Company. Each director of the Company also is a member of the Board of Directors of Jefferson Heritage. Except as described in Item 13.
                                                                     --------
Certain Relationships and Related Transactions, there are no arrangements or
----------------------------------------------
understandings between the Company and any director pursuant to which such person has been selected as a director for director of the Company, and no director or executive officer is related to any other director or executive officer by blood, marriage or adoption.

                                               Year First
                                               Elected as     Current
                                               Director of     Term
        Name                          Age       the Bank     to Expire
        ----                          ---       --------     ---------
        Brad Barkau                   48          1999         2002
        William W. Canfield           61          1987         2000
        Lloyd D. Doerflinger          64          1958         2002
        Gary L. Holland               60          1999         2002
        David V. McCay                57          1989         2001
        Forrest W. Miller, Jr.        56          1995         2001
        Edward G. Throop              50          1985         2000


         Presented below is certain biographical information concerning the Company's current directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

         Brad Barkau - Mr. Barkau is an attorney with the firm of Barkau & Unverfehrt, P.C. in Nashville, Illinois. He is also a registered representative with Equitable Financial Cos. Mr. Barkau serves on the Board of Directors of Old Exchange National Bank, Okawville, Illinois. He is also active in youth and religious organizations in Okawville, Illinois.

         William W. Canfield - Mr. Canfield is the President of TALX Corporation, St. Louis, Missouri, which is engaged in developing and marketing interactive voice response systems.

         Lloyd D. Doerflinger - Mr. Doerflinger currently is retired. From 1988 until 1989, he was the acting President and Chief Executive Officer of Jefferson Heritage. He currently is active in charitable and religious organizations in St. Louis and Florida.

         Gary L. Holland - Mr. Holland is the President of Holland Motors Corporation, a full-line General Motors dealership in Harrisburg, Illinois, which he founded in 1986. Mr. Holland also served as a director and Chairman of the Board of Harrisburg Bancshares, Inc., the holding company for Harrisburg National Bank, Harrisburg, Illinois from January 1992 to May 1995.

         David V. McCay - Mr. McCay is Chairman of the Board of Chief Executive Officer of the Company and has been Chief Executive Officer of the Bank since 1989. Prior to joining the Bank, from 1973 to 1989, Mr. McCay was employed by the Boatmen's National Bank of St. Louis, leaving as President-South Region and Director of the Indirect Lending/Leasing Division. Mr. McCay has served in various capacities with numerous civic and charitable organizations, including the South County Y.M.C.A., the American Cancer Society, and the United Way. He was an instructor at the St. Louis Chapter of the American Institute of Banking for nineteen years.

         Forrest W. Miller, Jr. - Mr. Miller and his wife are the owners of Royale Orleans Banquet Center. He is a past State President of the Missouri Restaurant Association and is a former President and Chairman of the Board of the St. Louis Chapter of the Missouri Restaurant Association. He is currently active in many civic and charitable organizations.

         Edward G. Throop - Mr. Throop is President of C4 Corporation, a real estate development firm headquartered in Chesterfield, Missouri. He is a member of the Chesterfield Chamber of Commerce and the St. Louis Counts.

Executive Officers Who Are Not Directors

         The following sets forth information including their ages as of December 31, 1999 with respect to executive officers of the Company who do not serve on the Board of Directors. Executive officers are appointed annually by the Board of Directors.

         Joe L. Williams, 49, became President and Chief Operating Officer effective January 1, 1999 and was elected to the Bank's Board of Directors on the same date. Prior to that time, Mr. Williams had served as President of the Company's former Texas subsidiary, First Federal Savings Bank of North Texas ("First Federal"), since August 1, 1997. Mr. Williams served as President and Chief Executive Officer of Texas Heritage Savings Association/Banc from 1984 to 1996 when it was merged into First Federal, and served as a senior vice president of First Garland Savings, Garland, Texas from 1974 to 1984.

         Paul J. Milano, 43, has served as Senior Vice President, Treasurer, Chief Financial Officer and Senior Accounting Officer of the Company since 1992. He joined the Bank as Chief Accounting Officer in 1990 and has served as Senior Vice President and Senior Accounting Officer of the Bank since January 1992. Prior to joining the Bank, he served for nine years with KPMG LLP, leaving in 1990 as Manager. He is a member of the American Institute of Certified Public Accountants, the Missouri Society of Certified Public Accountants, and the Financial Managers Society.

         James M. Allison, 47, has served as Senior Vice President and Senior Operations Officer of the Bank since 1998. Mr. Allison is responsible of all operations and technology activities including deposit services, facilities, security, information systems, project management, mainframe, and network operations. Mr. Allison has over twenty years experience in retail banking, customer service, and bank operations management. He is a graduate of Southern Illinois University, Edwardsville, and the University of Virginia Graduate School of Retail Bank Management.

         John P. Deves, 35, has served as Senior Vice President, Residential Lending Division since August 1999. Prior to that time, Mr. Deves had served as Senior Vice President of the Retail Banking and Loan Sales Divisions, and Financial Services for the Bank. Mr. Deves has been with the Bank since 1991. He is currently responsible for mortgage loan production, underwriting, closing and delivery systems, and secondary marketing for both the Bank and Jefferson Heritage Mortgage Company.

         Lisa G. Frederick, 37, has served as Senior Vice President, Retail Banking Division, since December 1999. Ms. Frederick was hired by the Bank in June 1999 to assist in the conversion of the traditional thrift culture to a retail/commercial banking operation. She is responsible for all Jefferson Heritage Banking centers and oversees corporate marketing and financial services. Ms. Frederick has over twenty years of retail banking experience with several local financial institutions.

         John A. (Jack) Fox, 35, has served as Senior Vice President, Investment Officer of the Company since December 1999. He joined the Bank as Vice President, Investment Officer in February 1999. Prior to joining the Bank, he worked with several area financial institutions in asset/liability and investment portfolio management. Mr. Fox is a member of the American Bar Association and the Bar Association of Metropolitan Saint Louis. Mr. Fox's responsibilities include investment portfolio management, strategic liability positioning, and asset/liability management.

         Mark R. Mesnier, 37, has served as Senior Vice President, Commercial Lending Division, since November 1999. Prior to that time, Mr. Mesnier served as Vice President, Commercial Loan Officer for the Bank. Mr. Mesnier has fifteen years experience in the areas of residential mortgage lending, finance, and commercial real estate lending with several local and national financial institutions. He has been with the Bank for six years. Mr. Mesnier is responsible for the Bank's commercial real estate and commercial non-real estate loan portfolios.

         Bryan L. Sandlin, 38, has served as Senior Vice President, Construction Lending Division, since November 1999. Prior to that time, Mr. Sandlin had served as Vice President of the Bank's and First Federal Savings Bank of North Texas' Construction Loan Department. He served as Vice President of Texas Heritage Savings Association/Banc from 1986 to 1996 until it merged with First Federal. Mr. Sandlin is responsible for the Construction Lending Division which generates approximately $300 million in gross annual loan production and maintains a portfolio with average earning balances of $200 million. Mr. Sandlin is a member of the Board of Directors for the Dallas Metropolitan Home Builders Association and a member of the National Association of Review Appraisers.

         Ellen A. Stanko, 38, has served as Senior Vice President, Human Resources, since May 1999. She has been with the Bank since 1983 in the human resources area. Ms. Stanko is responsible for all of the human resources activities including payroll, benefits, staffing, employment laws, affirmative action, and training. She has a bachelor's degree in personnel administration and a master's degree in human resources development. Ms. Stanko serves on several business career advisory committees for local high schools and assists with their career preparation programs.

         Kevin M. Voss, 43, has served as Senior Vice President since May 1999. He joined the Bank in 1998 as Director of Internal Audit and Senior Compliance Officer. Prior to joining the Bank, he served as an Audit Manager for NationsBank for thirteen years and also had seven years of public accounting experience with Coopers & Lybrand and KPMG LLP. Mr. Voss is a member of the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to regulations promulgated under the Exchange Act, the Company's officers and directors and all persons who own more than 10% of the Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations that no annual report of changes in beneficial ownership were required, the Company believes that during fiscal year 1999 and prior fiscal years all Reporting Persons have complied with these reporting requirements, except for Messrs. Williams and Allison who were late filing Forms 5 for 1999.

Item 11.  Executive Compensation
--------------------------------

         Summary Compensation Table. The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and each other executive officer of the Company whose salary and bonus earned in fiscal year 1999 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers").


                                                                                    Long-Term
                                        Annual Compensation                     Compensation Awards
                                     ------------------------------------   ---------------------------
                                                                             Restricted      Securities
      Name and                                             Other Annual         Stock        Underlying       All Other
Principal Position        Year     Salary         Bonus   Compensation(1)    Award(s)(2)      Options      Compensation(3)
------------------        ----     ------         -----   ---------------    -----------     ---------     ---------------
David V. McCay            1999    $287,307      $   --     $     --            $       --            --             $39,557
  Chairman of the Board   1998     276,666          --           --                    --            --              41,714
  and Chief Executive     1997     271,092          --           --                    --            --              65,184
  Officer

Joe L. Williams           1999     169,434          --           --               135,000        15,000              33,953
  President and Chief     1998     140,000          --           --                    --            --              34,164
  Operating Officer       1997     128,566          --           --                    --            --              21,327

Paul J. Milano            1999     118,087          --           --                    --            --              29,054
  Senior Vice President,  1998     108,000          --           --                    --            --              39,412
  Treasurer, Chief        1997     105,700          --           --                    --            --              62,621
  Financial Officer and
  Senior Accounting Officer

_______________
(1) Executive officers of the Company receive indirect compensation in the form of certain perquisites and other personal benefits. In each case, the amount of such benefits received by each Named Executive Officer in fiscal years 1999, 1998 and 1997 did not exceed 10% of the Named Executive Officer's salary and bonus.
(2) Based on the closing price of the Company's Common Stock on the date of grant as reported on the Nasdaq National Market(SM) ($13.50 per share). Mr. Williams' shares of restricted stock vest at the rate of 20% per year beginning one year from the date of grant (February 17, 1999). Shares are held by the MRP Trust until vested. Any dividends received by the MRP Trust with respect to such shares will be payable to Mr. Williams upon vesting.
(3) For fiscal year 1999, all other compensation consisted of $4,788, $3,913 and $3,543 in Company matching contributions to the 401(k) Plan on behalf of Messrs. McCay, Williams and Milano, respectively, and $34,769, $30,040, $26,457 which was the value of shares of the Common Stock allocated to each of their respective accounts in the ESOP based on the closing price of the Common Stock as reported on the Nasdaq National Market(SM) on December 31, 1999 ($10.5625 per share).

     Options Grants in Last Fiscal Year. The following table contains information concerning the grants of stock options to the Named Executive Officers during fiscal year 1999.

                                                                                    Potential Realizable
                                                                                    Value at Assumed
                         Number of      % of Total                                  Annual Rates of Stock
                        Securities        Options                                   Price Appreciation
                        Underlying      Granted to                                  for Option Term (2)
                          Options      Employees in     Exercise    Expiration      -------------------
Name                    Granted (1)     Fiscal Year       Price        Date            5%            10%
----                    -----------     -----------       -----        ----         -------      -------
David V. McCay                --              --%       $    --          --        $     --   $       --
Joe L. Williams           15,000            14.3          13.50     02/17/09        101,250      202,500
Paul J. Milano                --              --             --          --              --           --

_______________
(1) All options were granted on February 17, 1999 and vest and become exercisable at the rate of 20% per year beginning one year from the date of grant. To the extent not already exercisable, the options generally become immediately exercisable in the event of a change in control of the Company, generally defined as the acquisition of beneficial ownership of 25% or more of the Company's voting securities by any person or group of persons.
(2)  The potential realizable dollar value of a grant consists of the product of
     (a) the difference between (i) the product of the per share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (ii) the per share exercise price of the option, and (b) the number of securities underlying the grant at fiscal year-end.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information concerning options exercised during the last fiscal year and the number and potential realizable value at the end of the fiscal year of options held by each of the Named Executive Officers. No stock appreciation rights ("SARs") have been granted under the 1993 Stock Option and Incentive Plan.

                                                                Number of Securities           Value of Unexercised
                                                               Underlying Unexercised          In-the-Money Options
                           Shares                            Options at Fiscal Year-End        at Fiscal Year-End (2)
                         Acquired on        Value           ----------------------------    ----------------------------
Name                      Exercise        Realized (1)      Exercisable    Unexercisable    Exercisable    Unexercisable
----                    ------------     --------------     -----------    -------------    -----------    -------------
David V. McCay                --           $      --          114,672             --          $637,862          --
Joe L. Williams               --                  --               --         15,000                --          --
Paul J. Milano             6,000              33,750           27,702             --           292,602          --

_________________
(1) Based on the difference between the closing price of the Common Stock on the date of exercise ($10.625 per share) and the exercise price ($5.00 per share) multiplied by the number of shares acquired.
(2) Calculated based on the product of (a) the number of shares subject to option times (b) the difference between the closing sale price of the Common Stock on December 31, 1999 as reported on the Nasdaq National Market(SM) ($10.5625 per share), and the exercise price of the options. Options are considered in-the-money if the exercise price of the option is less than the fair market value of the Common Stock. None of Mr. Williams' options were in-the-money at year-end.

     Employment and Change-in-Control Agreements. The Company and the Bank have entered into an employment agreement with David V. McCay, Chief Executive Officer of the Bank and Chairman of the Board and Chief Executive Officer of the Company. Mr. McCay's employment agreement initially became effective for a term of three years as of the date of completion of the Bank's conversion to stock form (the "Conversion"). On each anniversary date from the date of commencement of his employment agreement, the term of employment may be extended for an additional one-year period beyond the then-effective expiration date, upon a determination by the Board of Directors of the Company or the Bank that the performance of Mr. McCay has met the required standards and that the employment agreement should be extended. Mr. McCay's employment agreement has previously been extended through April 8, 2003. Mr. McCay receives a current base salary of $276,666 per annum, and the Employment Agreement provides for a salary review by the Board of Directors not less often than annually, as well as inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits and vacation and sick leave. Mr. McCay's employment agreement will terminate upon his death or disability and is terminable by the Bank for "just cause" as defined in the employment agreement. In the event of termination for "just cause," no severance benefits are available. If the Bank terminates Mr. McCay without just cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional 12-month period, but in no event in excess of three years' salary. If his employment agreement is terminated due to Mr. McCay's "disability" (as defined in the employment agreement), he will be entitled to a continuation of his salary and benefits until the end of the one-year period following termination, less any amounts received under the Bank's disability insurance plan. Mr. McCay may voluntarily terminate his employment agreement by providing 60 days' written notice to the Boards of Directors of the Bank and the Company, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination. If, before attaining age 65, Mr. McCay's employment terminates for reasons other than just cause, then he and his dependents will continue to participate in the Bank's group health plan until he attains age 65 (or would have attained age 65 had he lived).

     Mr. McCay's employment agreement provides that in the event of his involuntary termination of employment in connection with, or within 12 months after, any Change in Control of the Bank or the Company, other than for "just cause," he will be paid within 10 days of such termination an amount equal to
2.99 times his "base amount," as defined under Section 280G(b)(3) of the Internal Revenue Code of 1986 (the "Code"). "Change in Control" generally refers to the following circumstances: (i) the acquisition, other than from the Company or the Bank, by any individual, entity or group, of the beneficial ownership of more than 25% of the Company's or Bank's outstanding voting securities; (ii) the individuals constituting the current Board of Directors of the Company or the Bank (the "Incumbent Board") or individuals whose election or nomination was approved by a majority of the Incumbent Board (but excluding any person whose initial assumption of office was in connection with an actual or threatened election contest) cease to constitute at least a majority of the Board of Directors; (iii) the approval by the stockholders of the Company or the Bank of a reorganization, merger or consolidation in which the beneficial owners of the Company's voting securities do not beneficially own more than 65% of the voting securities of the resulting entity or a complete liquidation or dissolution of the Company or the Bank or the sale or other disposition of all or substantially all of the assets of the Company or the Bank; or (iv) the acquisition and exercise of a controlling influence over the management or policies of the Company or the Bank by any person or persons acting as a group. Mr. McCay's employment agreement also provides for a similar lump-sum payment to be made in the event of his voluntary termination of employment within twelve months following a Change in Control, upon the occurrence, or within 90 days thereafter, of certain specified events following the Change in Control, which have not been consented to in writing by Mr. McCay, including (i) requiring him to move his personal residence or perform his principal executive functions more than 35 miles from the Bank's current primary office, (ii) a reduction in his base compensation as then in effect, (iii) a significant reduction in the compensation and benefits provided for under his employment agreement, (iv) assigning duties and responsibilities to him which are substantially inconsistent with those normally associated with his position with the Company and the Bank, (v) significantly diminishing his authority and responsibility, and (vi) failing to re-elect him to the Company's or the Bank's Board of Directors. The maximum payments that would be made to Mr. McCay under his employment agreement assuming his termination of employment under the foregoing circumstances at December 31, 1999 would have been approximately $827,231.

         Effective May 21, 1999, the Company and the Bank entered into an employment agreement with Joe L. Williams pursuant to which he is employed as the President and Chief Operating Officer of the Company and the Bank, respectively. Mr. Williams' employment contract has a term of three years and may be extended for such additional one-year periods as the parties may agree to in writing. Mr. Williams' employment agreement provides for an annual salary of $165,000 subject to increase from time to time in accordance with the normal business practices of the

Company and the Bank. In addition, Mr. Williams is entitled to participate in the executive bonus plan and certain other corporate benefits. Mr. Williams' employment agreement will terminate upon his death, disability or resignation and may be terminated by the Bank for cause as defined in the agreement. In the event of a termination for cause, Mr. Williams will have no right to compensation or benefits after termination. A termination of Mr. Williams' employment by the Company or the Bank without cause will not prejudice his right to receive the compensation and benefits provided for under the agreement. In the event his employment is terminated for disability, Mr. Williams will receive the benefits provided by the Bank's disability insurance policy which shall be no less than those currently provided under Texas Heritage's disability insurance policy. In the event of Mr. Williams' lawful termination for cause or by resignation, Mr. Williams has agreed for a period of two years following such termination not to participate in the banking or financial business in the counties in which the Bank maintains a branch office, not to solicit any banking business from any customer of the Company or the Bank or their subsidiaries and not to impart any confidential information or knowledge relative to the Company or the Bank. Mr. Williams' employment agreement provides that in the event his employment is terminated by the Company or the Bank, without his prior written consent and for a reason other than cause, in connection with or within 12 months after a change in control of the Company or the Bank, he will be paid within ten days of such termination an amount equal to 2.99 times his base amount as defined in Section 280G(b)(3) of the Code. For this purpose, change in control has the same definition as in Mr. McCay's employment agreement. Mr. Williams' employment agreement provides for a similar lump sum payment in the event of his voluntary termination of employment within 12 months following a change in control upon the occurrence, or within 90 days thereafter, of certain specified events which have not been consented to in writing by Mr. Williams including (i) requiring him to move his personal residence or perform his principal executive functions more than 35 miles from the primary office from which he functioned as of the date of the agreement, (ii) a reduction in his base compensation as then in effect, (iii) a significant reduction in the compensation and benefits provided for under the employment agreement, taken as a whole, (iv) assigning duties and responsibilities to him which are substantially inconsistent with those normally associated with his position with the Company and the Bank, and (v) significantly diminishing his authority and responsibility. The maximum payments that would be made to Mr. Williams under his employment agreement assuming his termination of employment under the foregoing circumstances at December 31, 1999 would have been approximately $493,350.

     Effective January 1, 2000, the Company and the Bank entered into a change-in-control agreement with Senior Vice President Paul J. Milano pursuant to which he will be entitled to receive a lump sum payment equal to his salary for the previous calendar year if the Company terminates his employment for a reason other than just cause or his death or disability, in connection with or within 12 months after a change-in-control. For this purpose, change-in-control has the same definition as in Mr. McCay's employment agreement. Mr. Milano will be entitled to a similar payment if he terminates his employment for Good Reason immediately before, after or pursuant to a change-in-control. For this purpose, Good Reason is defined as a material change in position, title, compensation, status, responsibilities, or working conditions in effect immediately before, pursuant to or after the change-in-control or relocation of his place of employment more than 50 miles from his place of employment immediately before the change-in-control. Assuming a termination in connection with a change-in-control during the year 2000, Mr. Milano would be entitled to a payment of $118,087 under the change-in-control agreement.

     Supplemental Retirement Agreement. In order to secure the continuing services of David V. McCay, the Board of Directors of the Bank has entered into a Supplemental Retirement Agreement (the "SRA") with Mr. McCay. Upon termination of his employment with the Bank, Mr. McCay will be entitled under the SRA to receive annual payments from the Bank for the remainder of his life in an amount equal to (i) the product of his "Vested Percentage" times 75% of his "Average Annual Compensation," less (ii) 50% of the sum of the annual social security benefits payable to Mr. McCay upon his termination of employment, plus the annual amount he would receive if his employer-provided benefits under the 401(k) Savings Plan were paid in the form of a 50% joint and survivor annuity (the "Offset Amount"). "Vested Percentage" is determined pursuant to a schedule contained in the SRA that increases the Vested Percentage by 3% annually, assuming Mr. McCay's continued service as an employee of the Association, from 66% at age 55 to 100% at age 65. "Average Annual Compensation" means Mr.
McCay's highest annual compensation for three of the five calendar years preceding his termination of employment. In the event of termination due to disability, Mr. McCay would receive annual payments in the amount of 75% of his Average Annual Compensation less

50% of his Offset Amount. In the event Mr. McCay's spouse survives him, she will be entitled to receive 50% of the amount Mr. McCay would have received had he retired on the date of his death, assuming his Vested Percentage was 100%. Termination for "just cause" (as defined in his employment agreement) would result in his forfeiture of all SRA benefits, unless the Bank's Board of Directors determines to the contrary. In the event Mr. McCay's employment is terminated for other than "just cause" or in the event of termination in connection with a Change in Control, as defined in his employment agreement, then the Vested Percentage shall be increased to be 100% and the benefits shall be due and payable to him as provided for in the SRA.

     The following table sets forth the annual retirement benefits that Mr. McCay would receive under the SRA prior to deduction of the Offset Amount at various compensation levels at the specified ages.

                                                                    Specified Age
Average Annual                               --------------------------------------------------
  Compensation                                 55         56        59         62         65
----------------                              ----       ----      ----       ----       ----
 $  200,000                                 $100,000   $105,000  $120,000   $135,000   $150,000
    350,000                                  175,000    183,750   210,000    236,250    262,500
    500,000                                  250,000    262,500   300,000    337,500    375,000
    750,000                                  375,000    393,750   450,000    506,250    562,500

     "Compensation" equals salary and bonus as disclosed in the Summary Compensation Table, as well as any additional amounts that would be included as W-2 earnings paid to Mr. McCay and amounts withheld from Mr. McCay under the 401(k) Plan.

Director Compensation

     Each member of the Board of Directors of the Company (other than Mr. McCay who receives no fees for his service on the Board of Directors) receives a monthly fee of $2,000 and a fee of $250 for each committee meeting attended. Directors of the Bank (other than Mr. McCay) are also eligible to receive a fee of $500 for each meeting of the Board of Directors held on a day other than the day of a meeting of the Company's Board of Directors although no such fees were paid during fiscal year 1999. Although directors of the Bank may individually enter into agreements with the Bank under which payment of their board fees will be deferred to a specified future date, as of the date hereof, no director has entered into such an agreement with the Bank.

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

     Each non-employee director on the effective date of the Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan") (specifically, Directors Canfield, Doerflinger and Throop and former Directors Bick, Magwitz and Monnig) received options to purchase 60,172 shares of Common Stock at an exercise price equal to $5.00 per share on a split adjusted basis. All such options held by current directors will expire on April 8, 2003 if not sooner exercised. In its sole discretion, the committee that administers the Option Plan may grant to non-employee directors additional options with a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

Compensation Committee Interlocks And Insider Participation

     For fiscal year 1999, the Company's Compensation Committee consisted of Directors David V. McCay, Edward G. Throop, William W. Canfield and Brad Barkau. The Compensation Committee meets periodically to evaluate the compensation and fringe benefits of the directors, officers and employees and to recommend changes and to monitor and evaluate employee morale. Mr. McCay does not participate in deliberations regarding his compensation.

Item 12.  Security Ownership of Certain Beneficial Owners And Management
------------------------------------------------------------------------

          The following table sets forth, as of December 31, 1999, the beneficial ownership of the Common Stock by each of the Company's directors and Named Executive Officers, by all directors and executive officers as a group and by all persons who have filed the reports required of persons beneficially owning more than 5% of the Common Stock or who were known to the Company to beneficially own more than 5% of the Common Stock outstanding at December 31, 1999.

                                                    Amount and Nature of               Percent of Shares of
     Name                                         Beneficial Ownership (1)         Common Stock Outstanding (2)
     ----                                         ------------------------         ----------------------------
Brad Barkau                                               17,978  (3)                       0.18%
William W. Canfield                                      120,994  (4)                       1.22%
Lloyd D. Doerflinger                                      79,072  (5)                       0.79%
Gary L. Holland                                          415,265  (6)                       4.17%
David V. McCay                                           205,022  (7)                       2.06%
Forrest W. Miller, Jr.                                    25,189  (8)                       0.25%
Edward G. Throop                                         250,142                            2.51%
Joe L. Williams                                           39,283  (9)                       0.39%
Paul J. Milano                                           104,678  (10)                      1.05%

All Directors and Executive                            1,393,885  (11)                     14.00%
Officers as a Group (17 persons)

Mary Kathryn Drake                                     1,000,900  (12)                     10.05%
2104 Dornoch
League City, Texas 77573

Intrepid, Ltd.                                           748,500                            7.52%
#7 Wild Tamarind Drive
Nassau, Bahamas

Firstar Corporation                                    1,319,624  (13)                     13.25%
777 E. Wisconsin Avenue
Milwaukee, Wisconsin  53202

__________________
(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has the right to acquire beneficial ownership at any time within 60 days from December 31, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock. Ownership figures for Messrs. Canfield and Doerflinger each include 53,172 and 60,172 shares of Common Stock, respectively, which they have the right to acquire pursuant to options. Ownership figures for Messrs. McCay, Williams and Milano include 114,672, 3,000 and 27,702 shares, respectively, which they had the right to acquire pursuant to options exercisable within 60 days of December 31, 1999.
(2) In calculating the percentage ownership of each named individual and the group, the number of shares outstanding is deemed to include any shares of the Common Stock which the individual or the group has the right to acquire within 60 days of December 31, 1999.

(3)  Held as custodian for his minor children.
(4) Includes 16,000 shares held by spouse, as to which Mr. Canfield disclaims beneficial ownership, and 23,200 shares held in his individual retirement accounts ("IRAs").
(5) Includes 5,000 shares held in Mr. Doerflinger's IRA and 13,902 shares held as trustee.
(6)  Includes 415,165 shares held by The Gary Holland Trust.
(7) Includes 3,200 shares held by spouse as to which Mr. McCay disclaims beneficial ownership, 48,080 shares held as trustee, 14,371 shares held in his account in the Bank's 401(k) Savings Plan (the "401(k) Plan"), 24,699 shares allocated to his account in the Jefferson Savings Bancorp, Inc. Employee Stock Ownership Plan and Trust (the "ESOP") and 114,672 shares which he has the right to acquire pursuant to options.
(8) Includes 9,173 shares held jointly, 2,008 shares held in Mr. Miller's IRA, 3,008 shares held as trustee for the Royale Orleans Incorporated Retirement Plan, and 11,000 shares held by Royale Orleans Incorporated of which he is President.
(9) Includes 7,155 shares allocated to his account in the ESOP and 2,606 held in his 401(k) Plan account. Does not include 8,000 unvested shares of restricted stock previously awarded to Mr. Williams.
(10) Includes 3,000 shares held in Mr. Milano's IRA, 8,632 shares held in his 401(k) Plan account and 20,072 shares allocated to his ESOP account.
(11) Includes shares held in the various capacities described in the footnotes above. Includes 34,913 shares held in 401(k) Plan accounts of executive officers and 87,738 shares allocated to their accounts in the ESOP. Includes 303,654 shares which directors and executive officers of the Company have the right to acquire pursuant to options exercisable within 60 days of December 31, 1999. Does not include 458,546 unallocated shares held by the ESOP, the voting of which shares is directed by the ESOP Trustee in the same proportion that employees vote allocated shares.
(12) According to the statement on Schedule 13D filed by Ms. Drake, 975,700 shares are held by the Arboleda Limited Partnership. Includes 25,000 shares held as trustee for the William K. Drake Defined Benefit Plan and 200 shares held by William K. Drake.
(13) Includes 1,071,074 shares held by Mercantile Trust Company, N.A. as trustee for the Jefferson Savings Bancorp, Inc. Employee Stock Ownership Plan. The ESOP Trustee votes all allocated shares in accordance with the instructions of the participants. Unallocated shares and allocated shares for which no voting instructions have been received are voted by the ESOP Trustee in the same proportion as participants direct the voting of allocated shares or, in the absence of such voting direction, as directed by the Company, or in the absence of such direction by the Company, in the ESOP Trustee's sole discretion. At December 31, 1999, 612,528 shares had been allocated and 458,546 shares were unallocated.

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

         Set forth below is certain information at December 31, 1999 relating to loans made to directors and executive officers (not including affiliates) of the Company whose total aggregate balances exceeded $60,000 at any time since January 1, 1999. All such loans were made by the Bank. Except for Mr. Williams' residential mortgage which was originally made at the employee rate of Texas Heritage Savings Association/Banc, all such loans were made at the prevailing interest rates and on terms available to other customers of the Bank.

                                                                                                Balance at          Highest
Name and Relation                                                Date            Original         December        Balance Since
   to Company                    Type of Loan                 Originated          Amount         31, 1999        January 1, 1999
----------------------          -------------                 ----------         --------       ----------       ---------------
William W. Canfield        Residential Mortgage (1)(2)         11/20/98          $ 400,000     $    390,759          $ 399,275
  Director                 Home Equity Loan                    11/20/98            160,000           15,000             15,000

Lloyd D. Doerflinger       Residential Mortgage (1)             1/23/89            260,000          147,364            162,991
  Director

Joe L. Williams            Residential Mortgage(1)(3)            6/4/87            116,000           59,918             65,631
   President and Chief     Installment Loan                      2/7/97             21,500            7,025             12,082
    Operating Officer      Share Loan                           4/13/98             30,139           26,344             27,159

Kevin M. Voss              Resident Mortgage (1)                 7/9/99            212,500          198,668            212,500
   Senior Vice President

__________________
(1)       Loans secured by a first mortgage on the borrower's primary residence.
(2)       Loan proceeds were used to refinance previously outstanding loans.
(3) Adjustable-rate loan originally made at employee rate of Texas Heritage Savings Association/Banc (50 basis points over cost-of-funds).


          During 1999, the Company acquired a customer service voice response system from TALX Corporation, of which Mr. Canfield is President and Chief Executive Officer and a greater than 10% stockholder. The Company's total payments to TALX Corporation for the installation, maintenance and usage of this system during 1999 were $68,000.

          The Shareholder Agreement. On May 5, 1999, the Company entered into an agreement (the "Shareholder Agreement") with Gary L. Holland, The Gary Holland Trust, Brad Barkau, William Drake, Mary K. Drake, The Mary K. Drake Family Limited Partnership, The William K. Drake Defined Benefit Plan, Contango Limited Partnership, Howard Watson, Susan M. Watson and Intrepid, Ltd. (the "Shareholders") pursuant to which the Board of Directors agreed to increase the size of the Board of Directors to seven members and to nominate, recommend to stockholders and solicit proxies in favor of the election of Gary L. Holland, Brad Barkau and Lloyd D. Doerflinger as management's nominees for election for three-year terms as directors at the 1999 Annual Meeting and Mr. Holland agreed to terminate his solicitation of proxies for a separate slate of nominees and to withdraw certain regulatory filings made in connection therewith. Upon their election to the Board of Directors, the Company has agreed to elect Messrs. Holland and Barkau to the Bank's Board of Directors and to cause them to remain on such board for as long as they serve as directors of the Company. The Company has further agreed to appoint either Mr. Holland or Mr. Barkau (but not both) to the Executive Committee, the Outside Loan Committee, and the Employee Compensation and Benefit Committee of the Company or the Bank (as requested by Messrs. Holland and Barkau) and to allow them to remain on such committees for so long as they serve as directors of the Company. Under the Shareholder Agreement, the Company will not take any action to prevent Messrs. Holland and Barkau from participating in the management and affairs of the Company to the same extent as other directors and will extend the same benefits and treatment to Messrs. Holland and Barkau as are extended to other directors. In the event that either Mr. Holland or Mr. Barkau is unwilling or unable to serve his initial term, the Board of Directors agreed to promptly fill the vacancy with a nominee recommended by whichever of Mr. Holland or Mr. Barkau remains in office and agreed to by two-thirds of the directors then in office. The Company has agreed not to seek the removal of either Mr. Holland or Mr. Barkau as a director absent a determination by the unanimous vote of the Board of Directors (other than Messrs. Holland and Barkau) that there is clear and convincing evidence that removal should be submitted to shareholders in accordance with the Company's Certificate of Incorporation. The Company also has agreed not to reconfigure, reclassify or increase or decrease the size of its Board of Directors, except in accordance with its Certificate of Incorporation, during the initial term of Messrs. Holland and Barkau. In addition, the Company has agreed not to allege that activities of the Shareholders violate certain provisions of the federal securities and banking laws or of the Company's Certificate of Incorporation. For as long as Messrs. Holland and Barkau serve on the Board of Directors pursuant to the Shareholder Agreement, the Company has agreed not to issue any preferred stock with voting rights (other than in the event of default in the payment of dividends) or securities convertible into or rights to acquire such preferred stock unless the issuance has been approved either by a unanimous vote of the Board of Directors or by 80% of the outstanding shares. Pursuant to the Shareholder Agreement, the Company has agreed to reimburse Mr. Holland for up to $100,000 in expenses incurred by him in connection with his proxy solicitation and related matters and to reimburse Messrs. Holland and Barkau for up to $15,000 in legal fees per calendar year in the event they believe they need separate counsel in order to carry out their duties as directors. The Company also agreed to use its reasonable efforts to cause any new director nominated by the Board of Directors to agree to be bound by the Shareholder Agreement. The Shareholders each agreed to vote in favor of management's three Class I nominees at the Annual Meeting and also agreed, among other things, that until the earlier of the day after the 2000 annual meeting or July 31, 2000: (i) except in connection with a merger, consolidation or other combination or a sale of substantially all the Company's assets, they will not participate in any proxy solicitation in opposition to the recommendation of a majority of the Board of Directors or initiate a shareholder proposal; (ii) they will vote for management's nominees at the 2000 annual meeting provided that Messrs. Holland and Barkau will have certain rights to object to a nominee other than Messrs. Canfield, Throop or Joe L. Williams; and (iii) except to the extent that action is required of Messrs. Holland or Barkau to fill a vacancy in the Board created in the event that the other is unwilling or unable to serve, they will not nominate any individual to the Board of Directors other than management's nominees. In addition to the Company, the present directors and, in certain circumstances, officers have agreed to the covenants described above.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

          (a)  List of Documents Filed as Part of this Report
               ----------------------------------------------

          (1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1999 and 1998

          Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

       No.        Description
       --         -----------
       3.1        Certificate of Incorporation                                                    *
       3.2        Bylaws                                                                          **
       4.1        Specimen Stock Certificate                                                      ***
       4.2        Rights Agreement, dated August 17, 1994, between Jefferson Savings
                  Bancorp, Inc. and Boatmen's Trust Company                                       ****
      10.1+       Jefferson Savings Bancorp, Inc. 1993 Stock Option and Incentive Plan            *
      10.2+       Jefferson Savings Bancorp, Inc. Management Recognition Plan "A"                 *
      10.3+       Jefferson Savings Bancorp, Inc. Management Recognition Plan "B"                 *
      10.4+       Jefferson Savings Bancorp, Inc. Management Recognition Plan "C"                 *
      10.5+       Jefferson Savings Bancorp, Inc. Management Recognition Plan "D"                 *
      10.6+       Jefferson Savings Bancorp, Inc. Directors' Retirement Plan                      *****
      10.7+       Employment Agreement between Jefferson Savings Bancorp,
                  Inc., Jefferson Savings and Loan Association and David V. McCay                 *
      10.8+       Supplemental Retirement Agreement between Jefferson
                  Savings and Loan Association and David V. McCay                                 *
      10.9+       Form of Director's Deferred Compensation Agreement                              *
      10.10+      Jefferson Savings and Loan Association Bonus Plan                               *
      10.11+      1999 Executive and Senior Officers' Incentive Bonus Plan

      10.12+      Sixth Amendment to Employment Agreement, dated May 20, 1998,                    ******
                  between Jefferson Savings Bancorp, Inc., Jefferson Savings and Loan
                  Association and David V. McCay.
      10.13+      First Amendment to Jefferson Savings and Loan Association Supplemental          ******
                  Retirement Agreement, dated May 20, 1998, by and between Jefferson Savings and Loan Association and David V. McCay.
      10.14+      Amendment No. 2 to Jefferson Savings Bancorp, Inc. 1993 Stock Option            ******
                  and Incentive Plan, dated May 20, 1998.
      10.15+      Trust Agreement for Jefferson Savings and Loan Association Supplemental         ******
                  Retirement Agreement, dated May 20, 1998, by and between Jefferson Savings and Loan Association and Mercantile Bank, N.A.
      10.16       Shareholder Agreement, dated May 5, 1999, by and among Jefferson Savings
                  Bancorp, Inc., Gary L. Holland, The Gary Holland Trust, Brad Barkau,
                  William Drake, Mary K. Drake, The Mary K. Drake Family Limited
                  Partnership, The William K. Drake Defined  Benefit Plan, Contango Limited
                  Partnership, Howard Watson, Susan M. Watson and Intrepid,  Ltd.                 ******
      10.17+      Employment Agreement between Jefferson Savings Bancorp, Inc.,
                  Jefferson Heritage Bank and Joe L. Williams
      10.18+      Change-in Control Agreement between Jefferson Savings Bancorp, Inc.,
                  Jefferson Heritage Bank and Paul J. Milano
      21          Subsidiaries of the Registrant
      23          Consent of KPMG LLP
      27          Financial Data Schedule (EDGAR only)

----------
(+) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
* Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324)
** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466)
**** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994.
***** Incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed February 10, 1993 (File No. 33-56324)
****** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
******* Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

          (b) Reports on Form 8-K. The Registrant did not file any Current
              -------------------
Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1999.

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

                                               JEFFERSON SAVINGS BANCORP, INC.


March 24, 2000                                 By: /s/ David V. McCay
                                               --------------------------------
                                               David V. McCay
                                               Chairman of the Board and
                                                Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ David V. McCay                                     March 24, 2000
    ------------------------------------------------
    David V. McCay
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Joe L. Williams                                    March 24, 2000
    ------------------------------------------------
    Joe L. Williams
    President and Chief Operating Officer

By: /s/ Paul J. Milano                                     March 24, 2000
    ------------------------------------------------
    Paul J. Milano
    Senior Vice President, Treasurer, Chief
    Financial Officer and Senior Accounting Officer
    (Principal Financial and Accounting Officer)

By: /s/ Brad Barkau                                        March 24, 2000
    ------------------------------------------------
    Brad Barkau
    Director

By: /s/ William W. Canfield                                March 24, 2000
    ------------------------------------------------
    William W. Canfield
    Director

By: /s/ Lloyd D. Doerflinger, Jr.                          March 24, 2000
    ------------------------------------------------
    Lloyd D. Doerflinger, Jr.
    Director

By: /s/ Gary L. Holland                                    March 24, 2000
    ------------------------------------------------
    Gary L. Holland
    Director

By: /s/ Forrest W. Miller, Jr.                             March 24, 2000
    ------------------------------------------------
    Forrest W. Miller, Jr.
    Director

By: /s/ Edward G. Throop                                   March 24, 2000
    ------------------------------------------------
    Edward G. Throop
    Director