Form 10-Q
period 2000-03-31
JEFFERSON SAVINGS BANCORP INC
filed 2000-05-12
CIK 895470

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                    ____________________

                         FORM 10-Q


     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

                      YES   X    NO
                          ----      ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                   Outstanding at April 30, 2000
----------------------------     -------------------------------
Common Stock, Par Value $.01           9,964,162 shares

                JEFFERSON SAVINGS BANCORP, INC.
                        AND SUBSIDIARIES

                       INDEX to Form 10-Q





                                                            PAGE
                                                            ----
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

                  - Consolidated Balance Sheets               3

                  - Consolidated Statements of Income         4

                  - Consolidated Statement of Stockholders'
                    Equity and Comprehensive Income           5

                  - Consolidated Statements of Cash Flows     6

                  - Notes to Consolidated Financial
                    Statements                                7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                  9

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                           20

PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                           22

          Item 2. Changes in Securities and Use of Proceeds   22

          Item 3. Defaults Upon Senior Securities             22

          Item 4. Submission of Matters to a Vote of
                  Security Holders                            22

          Item 5. Other Information                           22

          Item 6. Exhibits and Reports on Form 8-K            22

          SIGNATURES                                          23

                JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

                  Consolidated Balance Sheets

              March 31, 2000 and December 31, 1999
                          (Unaudited)

                                                     March 31,       December 31,
                           Assets                      2000             1999
                           ------                      ----             ----
Cash                                                $   13,007,874      12,141,714
Interest-bearing deposits                                4,742,928       9,457,864
                                                    --------------   -------------
             Cash and cash equivalents                  17,750,802      21,599,578
Investment securities available for sale,
  at fair value (amortized cost of $106,723,135
  and $106,752,636 at March 31, 2000 and
  December 31, 1999, respectively)                     102,490,378     103,342,199
Mortgage-backed securities available for sale,
  at fair value (amortized cost of $121,262,416
  and $123,405,642 at March 31, 2000 and
  December 31, 1999, respectively)                     115,742,442     118,447,068
Loans receivable, net                                1,276,089,911   1,238,926,455
Investment in real estate, net                           1,710,708       1,521,668
Stock in Federal Home Loan Bank                         26,286,200      24,254,100
Bank owned life insurance                               25,498,254      25,178,920
Office properties and equipment, net                    14,496,480      14,212,864
Deferred tax asset                                       4,271,000       3,718,000
Excess cost over fair value of net assets acquired      19,640,640      20,088,429
Accrued income and other assets                         14,688,284      11,645,132
                                                    --------------   -------------
                                                    $1,618,665,099   1,582,934,413
                                                    ==============   =============
            Liabilities and Stockholders' Equity
            ------------------------------------

Savings deposits                                    $  943,433,556     974,965,236
Borrowed money                                         531,081,032     468,369,843
Advance payments by borrowers for taxes and
  insurance                                              4,864,113       3,377,641
Accrued expenses and other liabilities                  11,395,109      10,140,344
                                                    --------------   -------------
             Total liabilities                       1,490,773,810   1,456,853,064
                                                    --------------   -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value):  Authorized
    5,000,000 shares; none issued                                -               -
  Common stock ($.01 par value):  Authorized
    20,000,000 shares; issued 10,100,112 shares
    at March 31, 2000 and December 31, 1999                101,001         101,001
  Additional paid-in capital                            65,071,222      64,958,775
  Retained earnings, subject to certain restrictions    73,676,163      71,469,492
  Accumulated other comprehensive income (loss)         (5,851,731)     (5,021,011)
  Unamortized restricted stock awards                      (63,408)        (65,908)
  Unearned ESOP shares                                  (3,427,891)     (3,678,225)
  Treasury stock, at cost: 136,478 shares and
    142,286 shares at March 31, 2000 and December
    31, 1999, respectively                              (1,614,067)     (1,682,775)
                                                    --------------   -------------
             Total stockholders' equity                127,891,289     126,081,349
                                                    --------------   -------------
                                                    $1,618,665,099   1,582,934,413
                                                    ==============   =============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

               Consolidated Statements of Income

           Three months ended March 31, 2000 and 1999

                          (Unaudited)

                                                           2000            1999
                                                           ----            ----
   Interest and dividend income:
   Loans receivable                                    $25,202,022      21,114,513
   Mortgage-backed securities                            1,886,386         837,566
   Investment securities                                 1,642,710       2,269,544
   Interest-bearing deposits and federal funds sold         56,671         340,569
   Stock in Federal Home Loan Bank                         408,878         199,548
                                                       -----------     -----------
        Total interest and dividend income              29,196,667      24,761,740
                                                       -----------     -----------
   Interest expense:
   Savings deposits                                     11,318,904      12,293,186
   Borrowed money                                        6,957,318       3,010,559
                                                       -----------     -----------
        Total interest expense                          18,276,222      15,303,745
                                                       -----------     -----------
        Net interest income                             10,920,445       9,457,995
   Provision for losses on loans                           300,000               -
                                                       -----------     -----------
        Net interest income after
           provision for losses on loans                10,620,445       9,457,995
                                                       -----------     -----------
   Noninterest income:
   Servicing and other loan fees                           394,020         162,907
   Fees for other services to customers                    427,677         245,625
   Gain on sales of mortgage-backed securities
     available for sale, net                                     -          36,990
   Loss on sales of investment securities available
     for sale, net                                         (14,688)              -
   Gain on sales of loans receivable, net                  250,275         247,363
   Real estate operations, net                            (45,128)         (97,940)
   Other                                                   464,466         171,765
                                                       -----------     -----------
        Total noninterest income                         1,476,622         766,710
                                                       -----------     -----------
   Noninterest expense:
   General and administrative:
     Compensation and employee benefits                  3,874,208       3,083,888
     Occupancy                                           1,052,475         774,019
     Advertising                                           268,550         129,142
     Federal deposit insurance premiums                     51,997         161,176
     Legal, examination, and other professional fees       450,636         435,517
     Other                                               1,325,791       1,083,005
                                                       -----------     -----------
        Total general and administrative                 7,023,657       5,666,747
   Amortization of excess cost over fair value
      of net assets acquired                               447,789         449,435
                                                       -----------     -----------
        Total noninterest expense                        7,471,446       6,116,182
                                                       -----------     -----------
        Income before income taxes                       4,625,621       4,108,523
   Income tax expense                                    1,754,000       1,680,000
                                                       -----------     -----------
        Net income                                     $ 2,871,621       2,428,523
                                                       ===========     ===========
   Earnings per share, basic                              $ .30            .26
                                                          =====            ===
   Earnings per share, diluted                            $ .30            .25
                                                          =====            ===
   Cash dividends per common share                        $ .07            .07
                                                          =====            ===

   See accompanying notes to consolidated financial statements.
                                4

                  JEFFERSON SAVINGS BANCORP, INC.
                            AND SUBSIDIARY

       Consolidated Statement of Stockholders' Equity
                      and Comprehensive Income

                 Three months ended March 31, 2000

                              (Unaudited)

                                                                                          Accumulated   Unamortized
                                    Common stock        Additional                          other        restricted
                                   --------------        paid-in          Retained       comprehensive     stock
                                 Shares      Dollars     capital          earnings       income (loss)    awards
                                 ------     ---------   --------          --------       -------------    -------
Balance at December 31, 1999   10,100,112   $ 101,001   $ 64,958,775    $ 71,469,492     $(5,021,011)    $ (65,908)

Comprehensive income:
  Net income                          -           -              -         2,871,621           -               -
  Other comprehensive income,
   net of reclassification
   adjustment                         -           -              -               -          (830,720)          -
    Total comprehensive income

Dividends paid ($.07 per share)       -           -              -          (664,950)          -               -

Release of ESOP shares in lieu
 of cash dividend on allocated
 ESOP shares                          -           -            7,957             -             -               -

Stock issued in dividend
 reinvestment and stock
 purchase plan                        -           -           (2,088)            -             -               -

Amortization of restricted
 stock awards                         -           -            4,250             -             -           2,500

Amortization of ESOP shares           -           -          122,818             -             -               -

Stock options exercised               -           -          (20,490)            -             -               -

                               ----------   ---------   ------------    ------------   ----------       ---------
Balance at March 31, 2000      10,100,112   $ 101,001   $ 65,071,222    $ 73,676,163  $(5,851,731)      $ (63,408)
                               ==========   =========   ============    ============  ===========       =========


                                             Unearned            Treasury stock             Total
                                               ESOP            ------------------        stockholders'
                                              shares           Shares     Dollars           equity
                                              ------          ---------   --------          ------

Balance at December 31, 1999              $ (3,678,225)     (142,286)  $ (1,682,775)    $ 126,081,349

Comprehensive income:
 Net income                                        -             -              -           2,871,621
 Other comprehensive income,
  net of reclassification
  adjustment                                       -             -              -            (830,720)
                                                                                          -----------
    Total comprehensive income                                                              2,040,901

Dividends paid ($.07 per share)                    -             -              -            (664,950)

Release of ESOP shares in lieu
 of cash dividend on allocated
 ESOP shares                                  34,821             -              -              42,778

Stock issued in dividend
 reinvestment and stock
 purchase plan                                     -           2,808         33,218            31,130

Amortization of restricted
 stock awards                                      -             -              -               6,750

Amortization of ESOP shares                  215,513             -              -             338,331

Stock options exercised                            -           3,000         35,490            15,000

                                          ------------      --------   ------------      ------------
Balance at March 31, 2000                 $ (3,427,891)     (136,478)  $ (1,614,067)     $127,891,289
                                          ============      ========   ============      ============

See accompanying notes to consolidated financial statements.

                JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows

          Three months ended March 31, 2000 and 1999

                          (Unaudited)

                                                                   2000           1999
                                                                   ----           ----
Cash flows from operating activities:
 Net income                                                 $   2,871,621      2,428,523
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               1,193,391      1,331,376
    Provision for losses on loans                                 300,000              -
    Net gain on sales of assets                                  (198,060)      (252,304)
    Loans originated for sale                                 (18,190,662)   (19,432,514)
    Sale of loans originated for sale                          18,974,218     19,467,627
    Stock dividend from Federal Home Loan Bank                          -        (40,000)
    Other, net                                                 (2,065,113)     1,300,695
                                                            -------------   ------------
      Net cash provided by operating activities                 2,885,395      4,803,403
                                                            -------------   ------------
Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                            128,658,758    143,531,944
  Mortgage-backed securities                                    2,101,036      1,681,809
 Proceeds from maturity of investment securities                        -     39,075,000
 Proceeds from sale of:
  Mortgage-backed securities available for sale                         -      4,676,186
  Investment securities available for sale                      2,010,313              -
 Cash invested in:
  Loans receivable - originated                              (156,481,256)  (106,029,735)
  Loans receivable - purchased                                (11,120,244)   (99,009,679)
  Mortgage-backed securities                                            -    (78,324,238)
  Investment securities                                        (1,992,600)    (4,421,713)
  Stock in Federal Home Loan Bank                              (2,032,100)    (6,109,500)
 Proceeds from sale of real estate                                897,647        429,647
 Purchase of office properties and equipment                     (752,464)      (525,839)
 Other, net                                                       (38,145)        12,670
                                                            -------------   ------------
     Net cash used in investing activities                    (38,749,055)  (105,013,448)
                                                            -------------   ------------
Cash flows from financing activities:
 Decrease in savings deposits, net                            (31,563,957)   (11,981,378)
 Increase in borrowed money, net                               62,711,188    133,236,076
 Increase in advance payments by borrowers for taxes
   and insurance                                                1,486,472      2,493,431
 Dividends paid                                                  (664,950)             -
 Other, net                                                        46,131       (201,356)
                                                            -------------   ------------
     Net cash provided by financing activities                 32,014,884    123,546,773
                                                            -------------   ------------
     Increase (decrease) in cash and cash equivalents          (3,848,776)    23,336,728
Cash and cash equivalents at beginning of period               21,599,578     18,873,687
                                                            -------------   ------------
Cash and cash equivalents at end of period                  $  17,750,802     42,210,415
                                                            =============   ============
Supplemental disclosures of cash flow information:
  Interest paid                                             $  18,355,502     15,319,328
  Income taxes paid                                               475,531        139,435
 Noncash investing activities:
  Additions to real estate acquired in settlement
    of loans or through foreclosure                             1,281,136         33,471
  Loans originated to finance the sale of real estate                   -         77,000
 Noncash financing activity - interest credited to
   savings deposits                                             8,754,323      9,187,625
                                                            =============   ============

See accompanying notes to consolidated financial statements.

                   JEFFERSON SAVINGS BANCORP, INC.
                           AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

                         March 31, 2000

                           (Unaudited)

(1) BASIS OF PRESENTATION
        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2000 and 1999, respectively.

        Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

 (3) EARNINGS PER SHARE
        The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month periods ended March 31, 2000 and 1999:

                                                              Three months ended
                                                                   March 31,
                                                           -----------------------
                                                              2000         1999
                                                           ---------     ---------
     Numerator:
       Net income (basic and diluted earnings per share)   $ 2,871,621   2,425,523
                                                           ===========   =========
     Denominator:
       Average shares outstanding (basic earnings per
         share)                                              9,515,704   9,466,949

       Effect of dilutive stock options                        161,348     238,391
                                                           -----------   ---------
         Average shares outstanding after assumed
           conversions (diluted earnings per share)          9,677,052   9,705,340
                                                           ===========   =========

        Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

(4)  COMPREHENSIVE INCOME
        Comprehensive income for the three-month periods ended
     March 31, 2000 and 1999 is summarized as follows:

                                                              Three months ended
                                                                   March 31,
                                                           -----------------------
                                                              2000         1999
                                                           ---------     ---------
     Net income                                            $ 2,871,621   2,428,523

     Other comprehensive income (loss):
       Realized and unrealized holding gain (loss)
         arising during the period, net of tax                (840,414)   (505,522)
       Less: reclassification adjustment for realized
         gain (loss) included in net income, net of tax         (9,694)     24,413
                                                           -----------   ---------
           Total other comprehensive income (loss)            (830,720)   (529,935)
                                                           -----------   ---------
     Total comprehensive income                            $ 2,040,901   1,898,588
                                                           ===========   =========

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

The following discussion reviews the financial condition and the results of operations of the Company as of and for the three months ended March 31, 2000.

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

FINANCIAL CONDITION

     The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits and borrowings from the Federal Home Loan Bank ("FHLB"). Historically, the Company's primary loan product has been adjustable-rate, single-family, residential loans. The Company also originates and sells single-family, fixed-rate, residential loans through the Bank's subsidiary, Jefferson Heritage Mortgage Company. The Company continues to emphasize construction lending and has recently placed more emphasis on commercial real estate lending.

     The Company's total assets increased $35.7 million, or 2.3%, to $1.62 billion at March 31, 2000 from $1.58 billion at December 31, 1999. Loans receivable increased $37.2 million, or 3.0%, to $1.28 billion at March 31, 2000 from $1.24 billion at December 31, 1999. Loan origination activity in the first quarter of 2000 totaled $174.7 million compared to $125.5 million for the first quarter of 1999. Commercial real estate and construction loan originations totaled $128 million, or approximately 73% of total origination activity during the quarter ended March 31, 2000 compared to $89 million, or approximately 71% during the quarter ended March 31, 1999. Loan purchases totaled $11.1 million for the first quarter of 2000 compared to $99.0 million for 1999. Principal repayments totaled $128.7 million for the first quarter of 2000 compared to $143.5 million for 1999.

     The Company supplements asset growth in times of lower loan demand with the purchase of investment and mortgage-backed securities. It chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. Mortgage-backed securities decreased $2.7 million, or 2.3%, to $115.7 million at March 31, 2000 from $118.4 million at December 31, 1999. Investment securities decreased $852,000, or 0.8%, to $102.5 million at March 31, 2000 from $103.3 million at December 31, 1999.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     The Company has substantial borrowing capacity with the FHLB and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. Beginning in 1999 and continuing during 2000, the Company chose to fund a large portion of its investing activities with borrowings from the FHLB since such borrowings were generally less expensive than the cost of attracting savings deposits with similar maturities. As a result of this strategy, savings deposits decreased $31.5 million, or 3.2%, from $975.0 million at December 31, 1999 to $943.4 million at March 31, 2000. The decrease was primarily in certificates of deposit. Borrowed money increased $62.7 million, or 13.4%, from $468.4 million at December 31, 1999 to $531.1 million at March 31, 2000.

     Stockholders' equity increased $1.8 million, or 1.4%, to $127.9 million at March 31, 2000 from $126.1 million at December 31, 1999. Contributing to the growth in stockholders' equity was net income of $2.9 million, partially offset by a $831,000 increase, net of tax, in unrealized losses on available-for-sale investments and the payment of $665,000 in dividends on the Company's common stock. Consistent with management's plan to better leverage stockholders' equity, the ratio of stockholders' equity to assets declined to 7.90% at March 31, 2000 compared to 7.97% at December 31, 1999 as the result of asset growth. The Company's book value per share at March 31, 2000 was $13.41 compared to $13.28 at December 31, 1999. Unearned ESOP shares of 425,358 and 458,575 were excluded in calculating book value per share at March 31, 2000 and December 31, 1999, respectively. There were 9,963,634 common shares outstanding at March 31, 2000.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND COSTS

   The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities including the average yield on such assets and the average cost of such liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the three-month average balances of assets or liabilities for the periods indicated. During the periods indicated, nonaccrual loans are included in loans receivable.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations



                                                             Three month period ended March 31,
                                             -------------------------------------------------------------------
                                                         2000                                 1999
                                               -------------------------            -------------------------
                                                                    Average                             Average
                                             Average                Yield/        Average                Yield/
                                             Balance    Interest     Cost         Balance    Interest    Cost
                                             -------    --------     ----         -------    --------    -----
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable. . . . . . . . . . .  $ 1,256,256  $25,202      8.02%       $1,112,079   $ 21,114    7.59%
   Mortgage-backed securities. . . . . .      122,525    1,886      6.16            55,712        838    6.02
   Investment securities . . . . . . . .      106,740    1,643      6.16           143,176      2,270    6.34
   Other interest-earning assets . . . .       28,825      466      6.47            44,339        540    4.87
                                          -----------  -------                  ----------   --------
         Total interest-earning assets .    1,514,346   29,197      7.71         1,355,306     24,762    7.31
                                                       -------                               --------
Noninterest-earning assets . . . . . . .       76,236                               53,992
                                          -----------                           ----------
         Total assets. . . . . . . . . .  $ 1,590,582                           $1,409,298
                                          ===========                           ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts .  $   218,335  $ 1,546      2.83        $  240,544   $ 1,800     2.99
      Certificates of deposit. . . . . .      735,714    9,773      5.31           785,667    10,493     5.34
                                          -----------  -------                  ----------   -------
         Total savings deposits. . . . .      954,049   11,319      4.75         1,026,211    12,293     4.79
   Borrowed money. . . . . . . . . . . .      494,332    6,957      5.63           241,518     3,011     4.99
                                          -----------   ------                  ----------   -------
         Total interest-bearing. . . . .
          liabilities. . . . . . . . . .    1,448,381   18,276      5.05         1,267,729    15,304     4.83
                                                        ------                               -------
Noninterest-bearing liabilities. . . . .       16,063                               16,488
                                          -----------                           ----------
          Total liabilities. . . . . . .    1,464,444                            1,284,217
Stockholders' equity . . . . . . . . . .      126,138                              125,081
                                          -----------                           ----------
          Total liabilities and
             stockholders' equity. . . .  $ 1,590,582                          $ 1,409,298
                                          ===========                          ===========
Net interest income. . . . . . . . . . .               $10,921                               $ 9,458
                                                       =======                               =======
Interest rate spread . . . . . . . . . .                            2.66%                                2.48%
                                                                    =====                                =====
Net interest margin. . . . . . . . . . .                            2.88%                                2.79%
                                                                    =====                                =====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities . . . . . . . . . . . . .       104.55%                              106.91%
                                              =======                              =======

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

                                         Three-month periods ended
                                           March 31, 2000 vs. 1999
                                         --------------------------
                                         Increase (Decrease) Due to
                                         --------------------------
                                          Volume    Rate     Total
                                          ------    ----     -----
                                              (In thousands)
Interest and dividend income:
   Loans receivable .. . . . . . . .      $ 2,845   $ 1,272  $ 4,087
   Mortgage-backed securities. . . .        1,030        18    1,048
   Investment securities . . . . . .         (565)      (62)    (627)
   Other interest-earning assets . .          (99)       25      (74)
                                          -------   -------  -------
            Total interest and
               dividend income . . .        3,211     1,223    4,434
                                          -------   -------  -------
Interest expense:
   Savings deposits:
      Passbook and statement
        savings, NOW, and money
        market accounts. . . . . . .         (161)      (93)    (254)
      Certificates  of deposit . . .         (660)      (60)    (720)
                                          -------   -------  -------
            Total savings deposits .         (821)     (153)    (974)
   Borrowed money .. . . . . . . . .        3,515       431    3,946
                                          -------   -------  -------
            Total interest expense .        2,694       278    2,972
                                          -------   -------  -------
            Change in net interest
              income . . . . . . . .      $   517   $   945  $ 1,462
                                          =======   =======  =======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

     NET INCOME. Net income for the first quarter of 2000 increased $443,000, or 18.2%, to $2.9 million compared to $2.4 million for the first quarter of 1999. Basic and diluted earnings per share each increased to $0.30 for the first quarter of 2000 compared to $0.26 and $0.25, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the first quarter of 2000 were 9.11% and 0.72%, respectively compared to 7.77% and 0.69%, respectively for the first quarter of 1999.

     NET INTEREST INCOME. Net interest income for the first quarter of 2000 increased $1.5 million, or 15.5%, to $10.9 million compared to $9.5 million for the first quarter of 1999. The increase was the result of an increase in the Company's interest rate spread from 2.48% for the quarter ended March 31, 1999 to 2.66% for the quarter ended March 31, 2000, combined with a 12% increase in the average balance of interest-earning assets. The increase in interest rate spread was the result of a 40 basis point increase in the average yield on interest-earning assets, partially offset by a 22 basis point increase in the average cost of interest-bearing liabilities. The increase in the average balance of interest-earning assets was primarily due to growth in loans receivable.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $4.4 million, or 17.9%, from $24.8 million for the first quarter of 1999 to $29.2 million for the first quarter of 2000. The increase resulted from an increase in the average balance of interest-earning assets from $1.36 billion for the first quarter of 1999 to $1.51 billion for the first quarter of 2000 combined with an increase in the average yield on interest-earning assets from 7.31% to 7.71% during the same periods.

     Interest income on loans receivable increased $4.1 million, or 19.4%, as the result of a $144.2 million increase in the average balance of loans receivable between the comparable periods and an increase in the average yield from 7.59% for the first quarter of 1999 to 8.02% for the first quarter of 2000. Loan originations grew 39.2%, to approximately $175 million for the first quarter of 2000 compared to approximately $125 million for the comparable period in 1999. Commercial real estate and construction lending represented approximately 73% of total origination activity during the first quarter of 2000 compared to approximately 71% during the 1999 quarter. Loan repayments totaled approximately $129 million for the first quarter of 2000 compared to approximately $144 million for the first quarter of 1999. Loan purchases decreased to $11 million for the first quarter of 2000 compared to $99 million for the first quarter of 1999.

     Combined interest income on all other interest-earning assets increased $347,000, or 9.5%, as the result of a $14.9 million increase in the combined average balance and an increase in the average yield from 6.00% for the first quarter of 1999 to 6.19% % for the first quarter of 2000.

     INTEREST EXPENSE. Interest expense increased $3.0 million, or 19.4%, from $15.3 million for the first quarter of 1999 to $18.3 million for the first quarter of 2000 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $3.9 million as a result of a $252.8 million increase in the average balance and an increase in the average cost from 4.99% for the first quarter on 1999 to 5.63% for the first quarter of 2000. The Company used borrowed money to fund asset growth and offset the decline in savings deposits. Interest expense on savings deposits decreased $974,000, or 7.9%, as a result of a $72.2 million decrease in the average balance combined with a decrease in the average cost from 4.79% for the first quarter on 1999 to 4.75% for the first quarter of 2000.

     PROVISION FOR LOSSES ON LOANS. The Bank recorded a $300,000 provision for losses on loans during the three months ended March 31, 2000 compared to no provision during the three months ended March 31, 1999. The allowance for losses on loans is maintained at a level considered adequate to absorb probable loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. At March 31, 2000, the allowance for losses on loans was $7.0 million, which represented .55% of net loans receivable compared to $6.9 million, or .56% of net loans receivable at December 31, 1999. Net loan charge-offs increased to $229,000 for the first quarter of 2000 compared to $4,000 for the first quarter of 1999. The increase in net loan charge-offs was due primarily to a $199,000 charge-off on eight single-family residential properties acquired through foreclosure during the first quarter of 2000.

     At March 31, 2000, the ratio of nonaccruing loans to net loans receivable was .62% compared to .60% at December 31, 1999. The increase in the ratio was due to a $408,000 increase in nonaccruing loans partially offset by a $35.7 million, or 2.3%, increase in net loans receivable. The increase in

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

nonaccruing loans was primarily the result of a $960,000 increase in nonaccruing residential real estate loans partially offset by a $709,000 decrease in nonaccruing construction loans.

     NONINTEREST INCOME. Total noninterest income increased $710,000, or 92.6%, from $767,000 for the quarter ended March 31, 1999 to $1.5 million for the quarter ended March 31, 2000. The increase was primarily the result of increases in income from bank owned life insurance ("BOLI"), servicing and other loan fees, and fees for other services to customers. Income from bank owned life insurance, which is included in other noninterest income, increased $315,000 due to the $25 million BOLI purchase during November 1999. Servicing and other loan fees increased $231,000, or 141.9%, due primarily to the increase in loan activities and increased construction lending in particular. Fees for other services to customers increased $182,000 due to increases in ATM fees, NOW account service charges and fees from the sale of brokerage products through one of the Bank's subsidiaries.

   NONINTEREST EXPENSE. Noninterest expense increased $1.4 million, or 22.2%, from $6.1 million for the quarter ended March 31, 1999 to $7.5 million for the quarter ended March 31, 2000. The increase was primarily the result of increases in compensation and employee benefits, occupancy expense, other noninterest expense and advertising, partially offset by a decrease in federal insurance premiums.

   Compensation and employee benefits increased $790,000 to $3.9 million for the first quarter of 2000. The increase in compensation and employee benefits was the result of additional personnel hired to implement the Bank's expanded retail banking products and services, expansion into new market areas by the Bank's subsidiary mortgage company, and normal salary increases. These increases were partially offset by an increase in the amount of compensation expense subject to deferral under Statement of Financial Accounting Standards No. 91 and a reduction in ESOP expense. ESOP expense is based on the average market value of the Company's stock, which decreased approximately 18.3% between the respective periods.

   Occupancy expense increased $278,000, to $1.1 million, due primarily to increases in depreciation expense as a result of additional equipment and software purchases and an increase in leasehold expense associated with the mortgage company's expansion into new market areas. Other noninterest expense increased $243,000, to $1.3 million, due primarily due to increases in expenses associated with ATM's, which the Bank expanded significantly during the second half of 1999, and utility and office supply expenses associated with the new mortgage company offices. Advertising expense increased $139,000, to $269,000, due to an increased level of advertising for the Bank's new products and services. Federal insurance premiums decreased $109,000, to $52,000, due to a decrease in the balance of savings deposits and a reduction in the FICO rate from 0.0580% to 0.0212%. These industry-wide assessments are used to help pay interest on certain obligations issued by the Financing Corporation ("FICO"), a federal agency formed to finance takeovers of insolvent thrifts. In 1996, Congress passed legislation assessing SAIF insured deposits for FICO payments at a higher rate than deposits insured by the BIF.
This legislation expired on December 31, 1999 resulting in a reduction of SAIF assessments.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the three months ended March 31, 2000 was 37.9% compared to 40.1% for the like period in 1999. The effective tax rates for 2000 and 1999 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

of market value over cost of ESOP shares amortized.

NONPERFORMING ASSETS

     Summarized below are nonperforming assets at March 31, 2000 and December 31, 1999:

                                                        March 31,   December 31,
                                                          2000          1999
                                                          ----          ----
                                                        (dollars in thousands)
          Restructured loans                            $ 1,138       1,022
                                                        -------       -----
          Nonaccruing loans:
            Residential real estate                     $ 4,268       3,308
            Commercial real estate                        2,633       2,506
            Construction                                    631       1,340
            Commercial                                      254         216
            Consumer                                         67          75
                                                        -------       -----
               Total nonaccruing loans                    7,853       7,445
               Applicable allowance for loan losses        (890)       (903)
                                                        -------       -----
               Nonaccruing loans, net                     6,963       6,542
                                                        -------       -----
          Foreclosed real estate, net                     1,711       1,522
                                                        -------       -----
          Nonperforming assets, net                     $ 9,812       9,086
                                                        =======       =====
          Nonperforming assets, net as a
            percentage of total assets                     0.61%       0.57%
                                                           ====        ====

     Total nonperforming assets increased $726,000 from $9.1 million at December 31, 1999 to $9.8 million at March 31, 2000 primarily as the result of a $960,000 increase in nonaccruing residential real estate loans and a $970,000 increase in foreclosed construction loans. This was partially offset by a $709,000 decrease in nonaccruing construction loans and a $749,000 decrease in foreclosed residential real estate loans. The increase in nonaccruing residential loans was due to the net addition of eleven single-family permanent loans classified as nonaccrual during the first three months of 2000. The decrease in nonaccruing construction loans was due primarily to the payoff of four construction loans and the foreclosure of nine construction loans classified as nonaccrual during the first three months of 2000. The increase in foreclosed real estate was primarily due to fourteen foreclosures for $1.3 million during the three-month period ended March 31, 2000 partially offset by the sale of approximately $884,000 in foreclosed real estate during the same period.

     At March 31, 2000, the Company had eight loans totaling $654,000 that were more than 90 days past the maturity date stated in the note with regard to principal repayment but were current as to interest payments. Since the Company has continued collecting interest payments on these loans, they are still accruing interest. Loans are generally placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

     Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations


contractual terms of the loans, were $7.9 million and $7.4 million at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, $2.4 million of impaired loans had specific reserves of $890,000 and the remaining impaired loans of $5.4 million had no specific reserves. At December 31, 1999, $3.8 million of impaired loans had specific reserves of $1.0 million and the remaining impaired loans of $4.5 million had no specific reserves. The increase in impaired loans was primarily due to a $408,000 increase in nonaccrual loans during the first three months of 2000.

     Activity in the allowance for loan losses is summarized as follows:

                                             Three months ended March 31,
                                                2000         1999
                                                ----         ----
     Balance at beginning of period          $ 6,937,900   6,659,294
     Provision charged to expense                300,000           -
     Recoveries                                        -         244
     Charge-offs                                (228,527)     (4,332)
                                             -----------   ---------
     Balance at end of period                $ 7,009,373   6,655,206
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

     The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 2000, Jefferson Heritage met all OTS capital requirements.

     Jefferson Heritage is also subject to the capital-based framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of March 31, 2000, Jefferson Heritage was considered well capitalized.

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

     Following are the actual and required capital amounts and ratios of Jefferson Heritage as of March 31, 2000:

                                                                       Prompt Corrective
                                                                     action requirements -
                                Actual             Requirements        well capitalized
                           -----------------     -------------------    ------------------
                           Amount      Ratio      Amount      Ratio      Amount      Ratio
                           ------      -----      ------      -----      ------      -----

Tangible capital: (1)   $ 113,368,450   7.05%   $ 24,127,986   1.50%            NA

Core capital: (1)         113,368,450   7.05%     48,255,973   3.00%  $ 80,426,621   5.00%

Risk-based capital: (2)   119,362,283  11.17%     85,512,617   8.00%   106,890,771  10.00%

Tier I capital: (2)       113,368,450  10.61%               NA          64,134,463   6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets

     Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratios were 18.51% and 19.42% at March 31, 2000 and December 31, 1999, respectively.

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and cash flows from operations. In addition, Jefferson Heritage has substantial borrowing capacity with the Federal Home Loan Bank and the ability to borrow against its investment portfolio.

     The principal uses of funds by the Company include the origination and purchase of loans secured by real estate and the purchase of investment securities and mortgage-backed ecurities.

     Cash flows used by investing activities totaled $38.7 million during the first three months of 2000. Cash flows from these investing activities, which consisted primarily of $130.8 million in principal repayments on loans and mortgage-backed securities, and $2.0 million in proceeds from the sale of investment securities, and were used primarily to fund the Company's investing activities of originating and purchasing loans, purchasing investment securities and stock in the Federal Home Loan Bank of Des Moines during the three months ended March 31, 2000.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 2000, the Company had commitments to originate loans totaling $35.7 million, to purchase residential mortgages of $1.5 million and to sell loans of $17.6 million. Certificates of deposit which are scheduled to mature in one year or less at March 31, 2000 totaled $577.1 million. Management believes that a significant portion of such deposits will remain with the Company and that it has sufficient borrowing capacity to offset any outflow.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers

                  JEFFERSON SAVINGS BANCORP, INC.
                         AND SUBSIDIARIES

        Management's Discussions and Analysis of Financial
              Condition and Results of Operations

annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six month of enactment. The privacy provisions will become effective six months thereafter.

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

     The Company's interest rate sensitivity is monitored by management through the use of a model, which internally generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios.
NPV is the present value of expected cash flows from assets, liabilities and off balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model based upon data submitted on the quarterly
Thrift Financial Reports filed by the Bank. The results of the OTS model may vary from the Company's internal model due to differences in assumptions utilized, including loan prepayment rates, reinvestment rates and deposits decay rates. The following table sets forth the Company's NPV under the internal model as of March 31, 2000:

                                                                    NPV as % of
                                  Net portfolio value        portfolio value of assets
                                -------------------------    -------------------------
Change in interest rates                 Dollar   Percent      NPV        Change (in
in basis points (rate shock)    Amount   change   change      ratio      basis points)
----------------------------    ------   ------   -------     -----      -------------
                                  (Dollars in thousands)
 + 300  . . . . .              $ 62,779  $(50,890)  (44.8%)    4.12%        (300)
 + 200  . . . . .                82,403   (31,266)  (27.5%)    5.31%        (181)
 + 100  . . . . .                98,820   (14,849)  (13.1%)    6.27%         (84)
 Static . . . . .               113,669      --       --       7.12%          --
 - 100  . . . . .               123,117     9,448     8.3%     7.63%          51
 - 200  . . . . .               120,630     6,961     6.1%     7.43%          31
 - 300  . . . . .               109,248    (4,421)   (3.9%)    6.71%         (41)

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits. The following exhibits are being filed with this Quarterly Report on Form 10-Q:

             No.     Description
             ---     -----------
             27      Financial Data Schedule (EDGAR only)

        (b) Reports on Form 8-K. The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 2000.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JEFFERSON SAVINGS BANCORP, INC.
                                Registrant



Date:  May 12, 2000             /s/ Paul J. Milano
                                ----------------------------
                                Paul J. Milano
                                Senior Vice President and Chief
                                Financial Officer
                                (Duly Authorized Representative
                                and Principal Financial Officer)