Form 10-Q
period 2000-06-30
JEFFERSON SAVINGS BANCORP INC
filed 2000-08-14
CIK 895470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ---------
                                  FORM 10-Q


         (Mark One)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                OR

                [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ________ to _______


                            Commission File #0-21466

                         JEFFERSON SAVINGS BANCORP, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             43-1625841
-------------------------------------------------    ---------------------------
(State or other jurisdiction                         (I.R.S. Employer ID Number)
of incorporation or organization)

15435 Clayton Road, Ballwin, Missouri                              63011
-------------------------------------                         ---------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code  (636) 227-3000
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

                                 YES  X    NO
                                    -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at July 31, 2000
 ---------------------------------              ----------------------------
   Common Stock, Par Value $.01                      9,966,205 shares

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                               INDEX to Form 10-Q





                                                                            PAGE
                                                                            ----
PART I        FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           -   Consolidated Balance Sheets                   3

                           -   Consolidated Statements of Income             4

                           -   Consolidated Statement of Stockholders'
                                   Equity and Comprehensive Income           5

                           -   Consolidated Statements of Cash Flows         6

                           -   Notes to Consolidated Financial Statements    7

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations     9

              Item 3.      Quantitative and Qualitative Disclosures
                            About Market Risk                               22

PART II       OTHER INFORMATION

              Item 1.      Legal Proceedings                                24

              Item 2.      Changes in Securities and Use of Proceeds        24

              Item 3.      Defaults Upon Senior Securities                  24

              Item 4.      Submission of Matters to a Vote of Security
                           Holders                                          24

              Item 5.      Other Information                                24

              Item 6.      Exhibits and Reports on Form 8-K                 24

              SIGNATURES                                                    25

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999

                                   (Unaudited)

                                                                                          June 30,              December 31,
                                         Assets                                             2000                    1999
                                         ------                                             ----                    ----
Cash                                                                                  $   10,768,370           $   12,141,714
Interest-bearing deposits                                                                  6,674,094                9,457,864
                                                                                      --------------           --------------
                         Cash and cash equivalents                                        17,442,464               21,599,578
Investment securities available for sale, at fair value
     (amortized cost of $107,139,391 and $106,752,636 at
     June 30, 2000 and December 31, 1999, respectively)                                  102,838,509              103,342,199
Mortgage-backed securities available for sale, at fair
     value (amortized cost of $118,629,842 and $123,405,642
     at June 30, 2000 and December 31, 1999, respectively)                               113,402,830              118,447,068
Loans receivable, net                                                                  1,294,353,680            1,238,926,455
Investment in real estate, net                                                             1,466,344                1,521,668
Stock in Federal Home Loan Bank                                                           27,403,600               24,254,100
Bank owned life insurance                                                                 25,822,523               25,178,920
Office properties and equipment, net                                                      14,759,897               14,212,864
Deferred tax asset                                                                         4,181,000                3,718,000
Excess cost over fair value of net assets acquired                                        19,192,851               20,088,429
Accrued income and other assets                                                           13,350,230               11,645,132
                                                                                      --------------           --------------
                                                                                      $1,634,213,928            1,582,934,413
                                                                                      ==============           ==============

                          Liabilities and Stockholders' Equity
                          ------------------------------------

Savings deposits                                                                      $  980,893,073              974,965,236
Borrowed money                                                                           501,758,708              468,369,843
Advance payments by borrowers for taxes and insurance                                      7,643,312                3,377,641
Accrued expenses and other liabilities                                                    13,238,207               10,140,344
                                                                                      --------------           --------------
                         Total liabilities                                             1,503,533,300            1,456,853,064
                                                                                      --------------           --------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized
        5,000,000 shares; none issued                                                         --                       --
     Common stock ($.01 par value):  Authorized 20,000,000 shares;
        issued 10,100,112 shares at June 30, 2000 and
        December 31, 1999                                                                    101,001                  101,001
     Additional paid-in capital                                                           65,182,251               64,958,775
     Retained earnings, subject to certain restrictions                                   75,936,104               71,469,492
     Accumulated other comprehensive income (loss)                                        (5,716,894)              (5,021,011)
     Unamortized restricted stock awards                                                     (60,908)                 (65,908)
     Unearned ESOP shares                                                                 (3,177,274)              (3,678,225)
     Treasury stock, at cost: 133,907 shares and 142,286 shares
        at June 30, 2000 and December 31, 1999, respectively                              (1,583,652)              (1,682,775)
                                                                                      --------------           --------------
                         Total stockholders' equity                                      130,680,628              126,081,349
                                                                                      --------------           --------------
                                                                                      $1,634,213,928            1,582,934,413
                                                                                      ==============           ==============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income

                Three and six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                    Three months                        Six months
                                                                   ended June 30,                     ended June 30,
                                                                   --------------                     --------------
                                                               2000              1999             2000              1999
                                                               ----              ----             ----              ----
Interest and dividend income:
    Loans receivable                                       $ 26,686,855       22,999,539        51,888,877       44,114,052
    Mortgage-backed securities                                1,846,307        1,835,314         3,732,693        2,672,880
    Investment securities                                     1,641,774        1,739,058         3,284,484        4,008,602
    Interest-bearing deposits and federal funds sold             84,251          208,943           140,922          549,512
    Stock in Federal Home Loan Banks                            463,751          262,577           872,629          462,125
                                                           ------------     ------------       -----------      -----------
                Total interest and dividend income           30,722,938       27,045,431        59,919,605       51,807,171
                                                           ------------     ------------       -----------      -----------
Interest expense:
    Savings deposits                                         11,689,677       11,982,982        23,008,581       24,276,168
    Borrowed money                                            7,858,785        4,587,183        14,816,103        7,597,742
                                                           ------------     ------------       -----------      -----------
                Total interest expense                       19,548,462       16,570,165        37,824,684       31,873,910
                                                           ------------     ------------       -----------      -----------
                Net interest income                          11,174,476       10,475,266        22,094,921       19,933,261
Provision for losses on loans                                   325,000               -            625,000               -
                                                           ------------     ------------       -----------      -----------
                Net interest income after
                    provision for losses on loans            10,849,476       10,475,266        21,469,921       19,933,261
                                                           ------------     ------------       -----------      -----------
Noninterest income:
    Servicing and other loan fees                               300,411          172,191           694,431          335,098
    Fees for other services to customers                        493,917          333,037           921,594          578,662
    Gain (loss) on sales of investment securities, net           -                19,985           (14,688)          19,985
    Gain on sales of mortgage-backed securities, net             -                -                 -                36,990
    Gain on sales of loans receivable, net                      438,176          198,100           688,451          445,463
    Real estate operations, net                                 (26,963)         (69,555)          (72,091)        (167,495)
    Other                                                       420,091           96,766           884,557          268,531
                                                           ------------     ------------       -----------      -----------
                Total noninterest income                      1,625,632          750,524         3,102,254        1,517,234
                                                           ------------     ------------       -----------      -----------
Noninterest expense:
    General and administrative:
       Compensation and employee benefits                     3,963,210        3,409,807         7,837,418        6,493,695
       Occupancy                                              1,181,404          809,280         2,233,879        1,583,299
       Advertising                                              369,977          730,285           638,527          859,427
       Federal insurance premiums                                50,544          152,046           102,541          313,222
       Legal, examination, and other professional fees          383,302          657,632           833,938        1,093,149
       Other                                                  1,368,548        1,159,841         2,694,339        2,242,846
                                                           ------------     ------------       -----------      -----------
                Total general and administrative              7,316,985        6,918,891        14,340,642       12,585,638
    Amortization of excess cost over fair value
       of net assets acquired                                   447,789          447,789           895,578          897,224
                                                           ------------     ------------       -----------      -----------
                Total noninterest expense                     7,764,774        7,366,680        15,236,220       13,482,862
                                                           ------------     ------------       -----------      -----------
                Income before income taxes                    4,710,334        3,859,110         9,335,955        7,967,633
Income tax expense                                            1,785,000        1,567,000         3,539,000        3,247,000
                                                           ------------     ------------       -----------      -----------
                Net income                                 $  2,925,334        2,292,110         5,796,955        4,720,633
                                                           ============     ============       ===========      ===========

Earnings per share, basic                                  $ .31                  .24              .61              .50
                                                             ===                  ===              ===              ===
Earnings per share, diluted                                $ .30                  .24              .60              .49
                                                             ===                  ===              ===              ===

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

     Consolidated Statement of Stockholders' Equity and Comprehensive Income

                         Six months ended June 30, 2000

                                   (Unaudited)

                                                                                                          Accumulated   Unamortized
                                                   Common Stock         Additional                          other        restricted
                                               --------------------       paid-in         Retained       comprehensive      stock
                                               Shares       Dollars       capital         earnings       income (loss)     awards
                                               ------       -------       -------         --------       -------------     ------

Balance at December 31, 1999                 10,100,112   $    101,001   $ 64,958,775    $ 71,469,492    $ (5,021,011)    $(65,908)

Comprehensive income:
    Net income                                     --             --             --         5,796,955            --            --
    Other comprehensive income (loss),
      net of reclassification adjustment           --             --             --              --          (695,883)         --

        Total comprehensive income

Dividends paid ($.14 per share)                    --             --             --        (1,330,343)           --            --

Release of ESOP shares in lieu of cash
    dividend on allocated ESOP shares              --             --           14,211            --              --            --

Stock issued in dividend reinvestment
    and stock purchase plan                        --             --           (4,326)           --              --            --

Amortization of restricted
    stock awards                                   --             --            8,500            --              --         5,000

Amortization of ESOP shares                        --             --          229,187            --              --            --

Stock options exercised                            --             --          (24,096)           --              --            --
                                           ------------   ------------   ------------    ------------    ------------    --------

Balance at June 30, 2000                     10,100,112   $    101,001   $ 65,182,251    $ 75,936,104    $ (5,716,894)   $(60,908)
                                           ============   ============   ============    ============    ============    ========



                                              Unearned         Treasury Stock             Total
                                               ESOP         ---------------------      stockholders'
                                               shares       Shares        Dollars         equity
                                              -------       -------       -------         ------

Balance at December 31, 1999                 $(3,678,225)  (142,286)    $(1,682,775)    $126,081,349

Comprehensive income:
    Net income                                     --          --             --           5,796,955
    Other comprehensive income (loss),
      net of reclassification adjustment           --          --             --            (695,883)
                                                                                        ------------
        Total comprehensive income                                                         5,101,072

Dividends paid ($.14 per share)                    --          --             --          (1,330,343)

Release of ESOP shares in lieu of cash
    dividend on allocated ESOP shares             69,924       --             --              84,135

Stock issued in dividend reinvestment
    and stock purchase plan                        --         4,851          57,387           53,061

Amortization of restricted
    stock awards                                   --          --             --              13,500

Amortization of ESOP shares                      431,027        --            --             660,214

Stock options exercised                            --         3,528          41,736           17,640
                                             -----------   --------     -----------     ------------

Balance at June 30, 2000                     $(3,177,274)  (133,907)    $(1,583,652)    $130,680,628
                                             ===========   =========    ===========     ============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999

                                  (Unaudited)

                                                                                                2000                1999
                                                                                                ----                ----
Cash flows from operating activities:
   Net income                                                                             $    5,796,955          4,720,633
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          2,193,888          2,684,221
        Provision for losses on loans                                                            625,000           -
        Net gain on sales of assets                                                             (644,117)          (585,247)
        Loans originated for sale                                                            (58,140,208)       (32,312,564)
        Sale of loans originated for sale                                                     50,072,780         34,251,895
        Deferred income taxes                                                                   (463,000)        (2,453,253)
        Stock dividend from Federal Home Loan Bank                                              -                   (53,100)
        Other, net                                                                             1,309,039         (1,682,451)
                                                                                          --------------      -------------
                Net cash provided by operating activities                                        750,337          4,570,134
                                                                                          --------------      -------------
Cash flows from investing activities:
   Principal repayments on:
      Loans receivable                                                                       281,165,545        288,067,152
      Mortgage-backed securities                                                               4,687,841          4,110,458
   Proceeds from maturity of investment securities                                               110,000         69,095,000
   Proceeds from sale of:
      Mortgage-backed securities available for sale                                             -                 4,676,186
      Investment securities available for sale                                                 1,985,313          5,010,938
   Proceeds from redemption of Federal Home Loan Bank stock                                     -                 3,046,900
   Cash invested in:
      Loans receivable - originated                                                         (295,123,375)      (230,184,574)
      Loans receivable - purchased                                                           (34,316,718)      (156,514,353)
      Mortgage-backed securities                                                                -              (101,591,817)
      Investment securities                                                                   (2,492,600)       (24,481,996)
      Stock in Federal Home Loan Bank                                                         (3,149,500)        (8,604,000)
   Proceeds from sale of real estate                                                           1,540,341          2,133,345
   Other, net                                                                                 (1,572,479)        (1,767,117)
                                                                                          --------------      -------------
                Net cash used in investing activities                                        (47,165,632)      (147,003,878)
                                                                                          --------------      -------------
Cash flows from financing activities:
   Increase (decrease) in savings deposits, net                                                5,863,287        (30,994,180)
   Increase in borrowed money, net                                                            33,388,865        167,703,738
   Increase in advance payments by borrowers for taxes and insurance                           4,265,671          5,082,833
   Dividends paid                                                                             (1,330,343)        (1,324,814)
   Other, net                                                                                     70,701           (313,661)
                                                                                          --------------      -------------
                Net cash provided by financing activities                                     42,258,181        140,153,916
                                                                                          --------------      -------------
                Decrease in cash and cash equivalents                                         (4,157,114)        (2,279,828)
Cash and cash equivalents at beginning of period                                              21,599,578         18,873,687
                                                                                          --------------      -------------
Cash and cash equivalents at end of period                                                $   17,442,464         16,593,859
                                                                                          ==============      =============

Supplemental disclosures of cash flow information:
   Interest paid                                                                          $   37,799,483         31,983,200
   Income taxes paid                                                                           4,388,552          3,851,585
   Noncash investing activities:
      Additions to real estate acquired in settlement
        of loans or through foreclosure                                                        1,685,292            282,263
      Loans originated to finance the sale of real estate                                       -                   126,400
   Noncash financing activity - interest credited to savings deposits                         17,869,559         18,210,730
                                                                                          ==============      =============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 June 30, 2000

                                   (Unaudited)

(1)    BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2000 and 1999, respectively.

              Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)    PRINCIPLES OF CONSOLIDATION
              The accompanying unaudited consolidated financial statements include the accounts of Jefferson Savings Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Jefferson Heritage Bank ("Jefferson Heritage" or "the Bank"). Jefferson Heritage's wholly owned subsidiaries are Jefferson Heritage Mortgage Company, Jefferson Financial, Inc., Jefferson Financial Corporation, and First Service Corporation, Inc. All significant intercompany items have been eliminated.

(3)    EARNINGS PER SHARE
              The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2000 and 1999:

                                                                                       Three months ended June 30,
                                                                                           2000            1999
                                                                                           ----            ----
          Numerator:
              Net income (basic and diluted earnings per share)                        $ 2,925,334        2,292,110
                                                                                       ===========       ==========
          Denominator:
              Average shares outstanding (basic earnings per share)                      9,554,589        9,510,394
              Effect of dilutive stock options                                             150,636          199,298
                                                                                       -----------       ----------
                 Average shares outstanding after assumed
                    conversions (diluted earnings per share)                             9,705,225        9,709,692
                                                                                       ===========       ==========

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                                                                                        Six months ended June 30,
                                                                                           2000            1999
                                                                                           ----            ----
          Numerator:
              Net income (basic and diluted earnings per share)                        $ 5,796,955        4,720,633
                                                                                       ===========        =========
          Denominator:
              Average shares outstanding (basic earnings per share)                      9,535,147        9,488,791
              Effect of dilutive stock options                                             156,128          227,742
                                                                                       -----------        ---------
                 Average shares outstanding after assumed
                    conversions (diluted earnings per share)                             9,691,275        9,716,533
                                                                                       ===========        =========

              Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

 (4)   COMPREHENSIVE INCOME
              Comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999 is summarized as follows:

                                                                                    Three months ended June 30,
                                                                                      2000              1999
                                                                                      ----              ----

          Net income                                                               $ 2,925,334          2,292,110
          Other comprehensive income (loss):
              Realized and unrealized holding gain (loss)
                 arising during the period, net of tax                                 134,837         (3,167,497)
              Less: reclassification adjustment for realized
                 gain included in net income, net of tax                                    -              11,991
                                                                                   -----------         ----------
                    Total other comprehensive income (loss)                            134,837         (3,179,488)
                                                                                   -----------         ----------
                    Total comprehensive income (loss)                              $ 3,060,171           (887,378)
                                                                                   ===========         ==========


                                                                                     Six months ended June 30,
                                                                                      2000              1999
                                                                                      ----              ----

          Net income                                                               $ 5,796,955          4,720,633
          Other comprehensive income (loss):
              Realized and unrealized holding loss
                 arising during the period, net of tax                                (705,577)        (3,675,238)
              Less: reclassification adjustment for realized
                 gain (loss) included in net income, net of tax                         (9,694)            34,185
                                                                                   -----------         ----------
                    Total other comprehensive income (loss)                           (695,883)        (3,709,423)
                                                                                   -----------         ----------
                    Total comprehensive income                                     $ 5,101,072          1,011,210
                                                                                   ===========         ==========


                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following discussion reviews the financial condition and the results of operations of the Company as of and for the three and six months ended June 30, 2000.

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

FINANCIAL CONDITION

         The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits and borrowings from the Federal Home Loan Bank ("FHLB"). Historically, the Company's primary loan product has been adjustable-rate, single-family, residential loans. The Company also originates and sells single-family, fixed-rate, residential loans through the Bank's subsidiary, Jefferson Heritage Mortgage Company. The Company continues to emphasize construction , development and commercial real estate lending.

         The Company's total assets increased $51.3 million, or 3.2%, to $1.63 billion at June 30, 2000 from $1.58 billion at December 31, 1999. Loans receivable increased $55.4 million, or 4.5%, to $1.29 billion at June 30, 2000 from $1.24 billion at December 31, 1999. Loan origination activity in the first six months of 2000 totaled $353.3 million compared to $262.5 million for the first six months of 1999. Commercial real estate and construction loan originations totaled $267 million, or approximately 75% of total origination activity during the six months ended June 30, 2000 compared to $188 million, or approximately 72% during the six months ended June 30, 1999. Loan purchases totaled $34.3 million for the first half of 2000 compared to $156.5 million for 1999. Principal repayments totaled $281.2 million for the first six months of 2000 compared to $288.1 million for 1999.

         The Company sometimes supplements asset growth in times of lower loan demand with the purchase of investment and mortgage-backed securities and generally chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. The Company de-emphasized this type of investing activity during the first six months of 2000 because of the high level of lending volume. Mortgage-backed securities decreased $5.0 million, or 4.3%, to $113.4 million at June 30, 2000 from $118.4 million at December 31, 1999. Investment securities decreased $504,000, or 0.5%, to $102.8 million at June 30, 2000 from $103.3 million at December 31, 1999.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     The Company has substantial borrowing capacity with the FHLB and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. Beginning in 1999 and continuing in 2000, the Company chose to fund a large portion of its investing activities with borrowings from the FHLB since such borrowings were generally less expensive than the cost of attracting savings deposits with similar maturities. As a result of this strategy, borrowed money increased $33.4 million, or 7.1%, to $501.8 million at June 30, 2000 from $468.4 million at December 31, 1999. Savings deposits increased $5.9 million, or .6%, to $980.9 million at June 30, 2000 from $975.0 million at December 31, 1999. The increase was primarily in certificates of deposit.

     Stockholders' equity increased $4.6 million, or 3.6%, to $130.7 million at June 30, 2000 from $126.1 million at December 31, 1999. Contributing to the growth in stockholders' equity was net income of $5.8 million, partially offset by a $696,000 increase, net of tax, in unrealized holding losses on available for sale investments and the payment of $1.3 million in dividends on the Company's common stock. The ratio of stockholders' equity to assets increased to 8.00% at June 30, 2000 compared to 7.97% at December 31, 1999 as the result of growth in equity. The Company's total book value per share at June 30, 2000 was $13.65 compared to $13.28 at December 31, 1999 and tangible book value per share was $11.64 at June 30, 2000 compared to $11.16 at December 31, 1999. Unearned ESOP shares of 392,111 and 458,575 were excluded in calculating book value per share at June 30, 2000 and December 31, 1999, respectively. There were 9,966,205 common shares outstanding at June 30, 2000.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND COSTS

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities including the average yield on such assets and the average cost of such liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average three-month and six-month average balances of assets or liabilities, respectively, for the periods indicated. During the periods indicated, nonaccrual loans are included in loans receivable.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                                     Three month period ended June 30,
                                                    -----------------------------------
                                                  2000                             1999
                                                 ------                           ------
                                                           Average                          Average
                                         Average           Yield/        Average            Yield/
                                         Balance  Interest  Cost         Balance   Interest  Cost
                                         -------  --------  ----         -------   --------  ----
                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable ................   $1,286,311  $26,687   8.30%     $1,195,771  $23,000    7.69%
   Mortgage-backed securities ......      120,128    1,846   6.15         120,895    1,835    6.07
   Investment securities ...........      106,700    1,642   6.16         110,069    1,739    6.32
   Other interest-earning assets ...       31,671      548   6.92          32,826      472    5.75
                                       ----------  -------             ----------  -------
            Total interest-earning
               assets ..............    1,544,810   30,723   7.96       1,459,561   27,046    7.41
                                                   -------                         -------
Noninterest-earning assets..........       82,209                          56,489
                                       ----------                      ----------
            Total assets ...........   $1,627,019                      $1,516,051
                                       ==========                      ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement
         savings, NOW and money
         market accounts ...........   $  221,153    1,604   2.90      $  247,147    1,839    2.98
      Certificates of deposit ......      726,007   10,086   5.56         767,901   10,144    5.28
                                         --------  -------             ----------  -------
            Total savings deposits..      947,160   11,690   4.94       1,015,048   11,983    4.72
   Borrowed money...................      530,359    7,859   5.93         353,444    4,587    5.19
                                       ----------  -------             ----------  -------
            Total interest-bearing
              liabilities...........    1,477,519   19,549   5.29       1,368,492   16,570    4.84
                                                   -------                         -------

Noninterest-bearing liabilities ....       20,702                          21,782
                                       ----------                      ----------
            Total liabilities ......    1,498,221                       1,390,274
Stockholders' equity ...............      128,798                         125,777
                                       ----------                      ----------
            Total liabilities and
               stockholders' equity.   $1,627,019                      $1,516,051
                                       ==========                      ==========
Net interest income ................               $11,174                         $10,476
                                                   =======                         =======
Interest rate spread ...............                         2.67%                            2.57%
                                                             ====                             ====
Net interest margin ................                         2.89%                            2.87%
                                                             ====                             ====
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                    104.55%                        106.65%
                                          ======                         ======


                                                           Six month period ended June 30,
                                                          ---------------------------------
                                                       2000                              1999
                                                      ------                            ------
                                                                Average                           Average
                                             Average            Yield/        Average             Yield/
                                             Balance   Interest  Cost         Balance   Interest   Cost
                                             -------   --------  ----         -------   --------   ----
                                                                  (Dollars in thousands)

Interest-earning assets:
   Loans receivable ...................    $1,271,283  $51,889    8.16%    $1,154,156   $44,114    7.64%
   Mortgage-backed securities .........       121,326    3,733    6.15         88,484     2,673    6.04
   Investment securities ..............       106,720    3,284    6.15        126,531     4,009    6.34
   Other interest-earning assets ......        30,248    1,014    6.70         38,551     1,011    5.25
                                           ----------  -------             ----------   -------
            Total interest-earning
               assets .................     1,529,577   59,920    7.83      1,407,722    51,807    7.36
                                                       -------                          -------
Noninterest-earning assets.............        79,224                         555,247
                                           ----------                      ----------
            Total assets ..............    $1,608,801                      $1,462,969
                                           ==========                      ==========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement
         savings, NOW and money
         market accounts...............    $  219,744    3,149    2.87     $  243,864     3,640    2.98%
      Certificates of deposit .........       730,861   19,860    5.43        776,735    20,636    5.31
                                           ----------  -------             ----------   -------
            Total savings deposits.....       950,605   23,009    4.84      1,020,599    24,276    4.76
   Borrowed money......................       512,346   14,816    5.78        297,790     7,598    5.10
                                           ----------  -------             ----------   -------
            Total interest-bearing
              liabilities..............     1,462,951   37,825    5.17      1,318,389    31,874    4.84
                                                       -------                          -------

Noninterest-bearing liabilities .......        18,382                          19,150
                                           ----------                      ----------
            Total liabilities ......        1,481,333                       1,337,538
Stockholders' equity ...............          127,468                         125,431
                                           ----------                      ----------
            Total liabilities and
               stockholders' equity.       $1,608,801                      $1,462,969
                                           ==========                      ==========
Net interest income ................                   $22,095                         $ 19,933
                                                       =======                          =======
Interest rate spread ...............                              2.66%                            2.53%
                                                                  ====                             ====
Net interest margin ................                              2.89%                            2.83%
                                                                  ====                             ====
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities..............         104.55%                          106.78%
                                             ======                           ======

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

                                                       Three and six month periods ended June 30, 2000 and 1999
                                                      ----------------------------------------------------------
                                                   Three months of 2000  vs. 1999     Six months of 2000  vs. 1999
                                                  --------------------------------   ------------------------------
                                                     Increase (Decrease) Due to        Increase (Decrease) Due to
                                                     --------------------------        --------------------------
                                                     Volume      Rate       Total      Volume      Rate      Total
                                                     ------      ----       -----      ------      ----      -----
                                                                            (In thousands)
Interest and dividend income:
   Loans receivable .............................    $ 1,801    $ 1,886    $ 3,687    $ 4,654    $ 3,121    $ 7,775
   Mortgage-backed securities ...................        (12)        23         11      1,010         50      1,060
   Investment securities ........................        (53)       (44)       (97)      (609)      (116)      (725)
   Other interest-earning assets ................        (17)        93         76       (244)       247          3
                                                     -------    -------    -------    -------    -------    -------
            Total interest and dividend income ..      1,719      1,958      3,677      4,811      3,302      8,113
                                                     -------    -------    -------    -------    -------    -------

Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market accounts .........       (188)       (47)      (235)      (350)      (141)      (491)
      Certificates  of deposit ..................       (575)       517        (58)    (1,237)       461       (776)
                                                     -------    -------    -------    -------    -------    -------
            Total savings deposits ..............       (763)       470       (293)    (1,587)       320     (1,267)
   Borrowed money ...............................      2,546        726      3,272      6,091      1,127      7,218
                                                     -------    -------    -------    -------    -------    -------
            Total interest expense ..............      1,783      1,196      2,979      4,504      1,447      5,951
                                                     -------    -------    -------    -------    -------    -------
            Change in net interest income .......    $   (64)   $   762    $   698    $   307    $ 1,855    $ 2,162
                                                     =======    =======    =======    =======    =======    =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND 1999

         NET INCOME. Net income for the second quarter of 2000 increased $633,000, or 27.6%, to $2.9 million from $2.3 million for the second quarter of 1999. Basic and diluted earnings per share increased to $0.31 and $0.30, respectively for the second quarter of 2000 compared to $0.24 and $0.24, respectively, for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the second quarter of 2000 were 9.09% and 0.72%, respectively compared to 7.29% and 0.60%, respectively for the second quarter of 1999.

         NET INTEREST INCOME. Net interest income for the second quarter of 2000 increased $699,000, or 6.7%, to $11.2 million from $10.5 million for the second quarter of 1999. The increase was primarily the result of an increase in the Company's interest rate spread to 2.67% for the quarter ended June 30, 2000 from 2.57% for the quarter ended June 30, 1999. The increase in the interest rate spread was the result of a 55 basis point increase in the average yield on interest-earning assets partially offset by a 45 basis point increase in the average cost of interest-bearing liabilities.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $3.7 million, or 13.6%, to $30.7 million for the second quarter of 2000 from $27.0 million for the second quarter of 1999. The increase resulted from an increase in the average yield on interest-earning assets to 7.96% for the second quarter of 2000 from 7.41% for the second quarter of 1999 and an increase in the average balance of interest-earning assets to $1.54 billion from $1.46 billion during the same periods.

         Interest income on loans receivable increased $3.7 million, or 16.0%, as the result of an increase in the average yield to 8.30% for the second quarter of 2000 from 7.69% for the second quarter of 1999 and a $90.5 million increase in the average balance of loans receivable between the comparable periods. Loan originations grew 31%, to approximately $179 million for the second quarter of 2000 compared to approximately $137 million for the comparable period in 1999. Commercial real estate and construction lending totaled $139 million, or approximately 78% of total origination activity during the second quarter of 2000 compared to $99 million, or approximately 73% during the 1999 quarter. Loan repayments totaled approximately $153 million for the second quarter of 2000 compared to approximately $145 million for the second quarter of 1999. Loan purchases decreased to $23 million for the second quarter of 2000 compared to $58 million for the second quarter of 1999.

         Combined interest income on all other interest-earning assets decreased $10,000, or .2%, as the result of a $5.3 million decrease in the combined average balance partially offset by an increase in the average yield to 6.25% for the second quarter of 2000 from 6.14% % for the second quarter of 1999.

         INTEREST EXPENSE. Interest expense increased $3.0 million, or 18.0%, to $19.5 million for the second quarter of 2000 from $16.6 million for the second quarter of 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $3.3 million mainly as the result of a $176.9 million increase in the average balance as the Company used borrowed money to fund asset growth and deposit outflows. Interest expense on savings deposits decreased $293,000 as the result of a $67.9 million decrease in the average balance for the second quarter of 2000 compared to the second quarter of 1999 partially offset by an increase in the average cost to 4.94% from 4.72%.

         PROVISION FOR LOSSES ON LOANS. The Bank recorded a $325,000 provision for losses on loans during the three months ended June 30, 2000 compared to no provision during the three months ended June 30, 1999. The allowance for losses on loans is maintained at a level considered adequate to absorb inherent loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. At June 30, 2000, the allowance for losses on loans was $7.3 million, which represented .57% of net loans receivable compared to $6.9 million, or .56% of net loans receivable at December 31, 1999. Net loan charge-offs decreased to $8,000 for the second quarter of 2000 compared to $17,000 for the second quarter of 1999.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         At June 30, 2000, the ratio of nonaccruing loans to net loans receivable was .59% compared to .60% at December 31, 1999. The decrease in the ratio was due to a $55.4 million, or 4.5%, increase in net loans receivable partially offset by a $265,000 increase in nonaccruing loans. The increase in nonaccruing loans was primarily the result of a $498,000 increase in nonaccruing commercial loans and a $461,000 increase in nonaccruing residential real estate loans, partially offset by an $843,000 decrease in nonaccruing construction loans.

         NONINTEREST INCOME. Total noninterest income increased $875,000, or 116.6%, to $1.6 million for the quarter ended June 30, 2000 from $751,000 for the quarter ended June 30, 1999. The increase was primarily the result of increases in income from bank owned life insurance ("BOLI"), gain on sale of loans, fees for other services to customers and servicing and other loan fees. Income from bank owned life insurance, which is included in other noninterest income, increased $318,000 due to the $25 million BOLI purchase during November 1999. Gain on sale of loans increased $240,000, or 121.2%, to $438,000 for the second quarter of 2000 from $198,000 for the second quarter of 1999. Loan sales increased to $31.1 million from $14.8 million during the same periods. Fees for other services to customers increased $161,000, or 48.3%, primarily due to an $80,000 increase in ATM fees, a $51,000 increase in commissions related to the sale of brokerage products through one of the Bank's subsidiaries, and a $26,000 increase in NOW account service charges. Servicing and other fees increased $128,000, or 74.5%, due primarily to the increase in loan activity and increased construction lending in particular.

         NONINTEREST EXPENSE. Noninterest expense increased $398,000, or 5.4%, to $7.8 million for the quarter ended June 30, 2000 from $7.4 million for the quarter ended June 30, 1999. The increase was primarily due to increases in compensation and other employee benefits, occupancy expense and other noninterest expense, partially offset by decreases in advertising expense, legal, examination and other professional fees and federal insurance premiums. The efficiency ratio improved to 60.66% for the quarter ended June 30, 2000 from 65.62% for the quarter ended June 30, 1999.

         Compensation and employee benefits increased $553,000, or 16.2%, to $4.0 million for the first quarter of 2000. The increase was the result of additional personnel hired to implement the Bank's expanded retail banking products and services, expansion into new market areas by the Bank's subsidiary mortgage company, and normal salary increases. Occupancy expense increased $372,000, or 46.0%, to $1.2 million, due primarily to increases in depreciation expense as a result of additional equipment and software purchases and an increase in leasehold expense associated with expansion into new market areas by the Bank's subsidiary mortgage company. Other noninterest expense increased $209,000, or 18.0%, to $1.4 million, due primarily due to increases in expenses associated with ATMs, which the Bank expanded significantly during the second half of 1999, and expenses associated with the Bank's new subsidiary mortgage company. Advertising expense decreased $360,000, or 49.3%, to $370,000 for the second quarter of 2000, due primarily to expanded advertising during the second quarter of 1999 associated with the Bank's name change. Legal, examination and other professional fees decreased $274,000, or 41.7%, due primarily to approximately $200,000 of 1999 nonrecurring expenses related to the agreement reached with several of the Company's major shareholders regarding the election of directors at its June 21, 1999 annual meeting. Federal insurance premiums decreased $102,000, or 66.8%, to $51,000 due to a decrease in the balance of savings deposits and a reduction in the FICO rate

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

from 0.0580% to 0.0212%. These industry-wide assessments are used to help pay interest on certain obligations issued by the Financing Corporation ("FICO"), a federal agency formed to finance takeovers of insolvent thrifts. In 1996, Congress passed legislation assessing SAIF insured deposits for FICO payments at a higher rate than deposits insured by the BIF. This legislation expired on December 31, 1999 resulting in a reduction of SAIF assessments.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the three months ended June 30, 2000 was 37.9% compared to 40.6% for the like period in 1999. The effective tax rates for 2000 and 1999 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized. The decrease in the effective tax rate was primarily the result of a decrease in the excess of market value over cost of ESOP shares amortized caused by a 12.7 % decline in the average market value of the Company's common stock between the respective periods and to an increase in tax exempt income from BOLI purchased in November 1999.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999

     NET INCOME. Net income for the six months ended June 30, 2000 increased 22.8%, to $5.8 million from $4.7 million for the six months ended June 30, 1999. Basic and diluted earnings per share increased to $0.61 and $0.60, respectively for the six months ended June 30, 2000 compared to $0.50 and $0.49, respectively for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the six months ended June 30, 2000 were 9.10% and 0.72%, respectively compared to 7.53% and 0.65%, respectively for the six months ended June 30, 1999.

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 2000 increased $2.2 million, or 10.8%, to $22.1 million from $19.9 million for the six months ended June 30, 1999. The increase was the result of an increase in the Company's interest rate spread to 2.66% for the six months ended June 30, 2000 from 2.53% for the six months ended June 30, 1999, partially offset by a $22.7 million decrease in the average balance of net interest-earning assets. The increase in the interest rate spread was primarily the result of a 47 basis point increase in the average yield on interest-earning assets partially offset by a 33 basis point increase in the average cost of interest-bearing liabilities.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $8.1 million, or 15.7%, to $59.9 million for the six months ended June 30, 2000 from $51.8 million for the six months ended June 30, 1999. The increase resulted from a $121.9 million increase in the average balance of interest-earning assets to $1.53 billion for the six months ended June 30, 2000 from $1.41 billion for the six months ended June 30, 1999 and an increase in the average yield on interest-earning assets to 7.83% from 7.36% during the same periods.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Interest income on loans receivable increased $7.8 million, or 17.6%, as the result of a $117.1 million increase in the average balance of loans receivable between the comparable periods and an increase in the average yield to 8.16% for the six months ended June 30, 2000 from 7.64% for the six months ended June 30, 1999.

         Combined interest income on all other interest-earning assets increased $337,000, or .1%, as the result of an increase in the average yield to 6.22% for the six months ended June 30, 2000 compared to 6.07% for the six months ended June 30, 1999 and a $4.7 million increase in the combined average balance.

         INTEREST EXPENSE. Interest expense increased $6.0 million, or 18.7%, to $37.8 million for the six months ended June 30, 2000 from $31.9 million for the six months ended June 30, 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $7.2 million as the result of a $214.6 million increase in the average balance and an increase in the average cost to 5.78% for the six months ended June 30, 2000 from 5.10% for the six months ended June 30, 1999. Interest expense on savings deposits decreased $1.3 million as the result of a $70.0 million decrease in the average balance partially offset by an increase in the average cost to 4.84% for the six months ended June 30, 2000 from 4.76% for the six months ended June 30, 1999.

         PROVISION FOR LOSSES ON LOANS. The Bank recorded a $625,000 provision for losses on loans during the six months ended June 30, 2000 compared to no provision during the six months ended June 30, 1999. The allowance for losses on loans is maintained at a level considered adequate to absorb inherent loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Net loan charge-offs increased to $237,000, or .02% of average loans, for the first six months of 2000 compared to $22,000, or .002% of average loans, for the first six months of 1999. The increase in net loan charge-offs was due primarily to a $199,000 charge-off on eight single-family residential properties acquired through foreclosure during the first quarter of 2000.

         NONINTEREST INCOME. Total noninterest income increased $1.6 million, or 104.5%, to $3.1 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999. The increase was primarily the result of increases in income from bank owned life insurance, servicing and other loan fees, fees for other services to customers, gain on sale of loans and gain on real estate operations. Income from bank owned life insurance, which is included in other noninterest income, increased $633,000 due to the $25 million BOLI purchase during November 1999. Servicing and other fees increased $359,000, or 107.2%, due primarily to the increase in loan activity and increased construction lending in particular. Fees for other services to customers increased $343,000, or 59.3%, primarily due to a $143,000 increase in ATM fees, a $109,000 increase in commissions related to the sale of brokerage products through one of the Bank's subsidiaries, and an $84,000 increase in NOW account service charges. Gain on sale of loans increased $243,000, or 54.5%, to $688,000 for the six months ended June 30, 2000 from $445,000 for the six months ended June 30, 1999 as the result of an increase in

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

loan sales to $50.1 million from $34.3 million during the same periods. Real estate operations increased$95,000 primarily due to an $18,000 write-down on one foreclosed property during the six months ended June 30, 2000 compared to $171,000 in write-downs on three foreclosed properties during the six months ended June 30, 1999.

     NONINTEREST EXPENSE. Noninterest expense increased $1.8 million, or 13.0%, to $15.2 million for the six months ended June 30, 2000 from $13.5 million for the six months ended June 30, 1999. The increase was primarily due to increases in compensation and employee benefits, occupancy expense and other noninterest expense, partially offset by decreases in legal, examination and other professional fees, advertising expense and federal insurance premiums. The efficiency ratio improved to 60.47% for the six months ended June 30, 2000 from 62.86% for the six months ended June 30, 1999.

     Compensation and employee benefits increased $1.3 million to $7.8 million for the six months ended June 30, 2000. The increase in compensation and employee benefits was primarily the result of additional personnel hired to implement the Bank's expanded retail banking products and services, expansion into new market areas by the Bank's subsidiary mortgage company, and normal salary increases. Occupancy expense increased $651,000, to $2.2 million, due primarily to increases in depreciation expense as a result of additional equipment and software purchases and an increase in leasehold expense associated with expansion into new market areas by the Bank's subsidiary mortgage company. Other noninterest expense increased $451,000, to $2.7 million, due primarily due to increases in expenses associated with ATMs, which the Bank expanded significantly during the second half of 1999, and expenses associated with the Bank's new subsidiary mortgage company. Legal, examination and other professional fees decreased $259,000 due primarily to approximately $200,000 of 1999 nonrecurring expenses related to the agreement reached with several of the Company's major shareholders regarding the election of directors at its June 21, 1999 annual meeting. Advertising expense decreased $221,000, to $639,000, due primarily to expanded advertising during the second quarter of 1999 associated with the Bank's name change. Federal insurance premiums decreased $211,000, to $103,000, due to a decrease in the balance of savings deposits and a reduction in the FICO rate from 0.0580% to 0.0212%.

     INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the six months ended June 30, 2000 was 37.9% compared to 40.8% for the like period in 1999. The effective tax rates for 2000 and 1999 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized. The decrease in the effective tax rate was primarily the result of a decrease in the excess of market value over cost of ESOP shares amortized caused by a 15.5 % decline in the average market value of the Company's common stock between the respective periods and to an increase in tax exempt income from BOLI purchased in November 1999.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

NONPERFORMING ASSETS

Summarized below are nonperforming assets at June 30, 2000 and December 31, 1999


                                                                               June 30,           December 31,
                                                                                 2000                1999
                                                                                 ----                ----
                                                                               (dollars in thousands)

                  Restructured loans                                          $  1,113               1,022
                                                                                 -----               -----

                  Nonaccruing loans:
                      Residential real estate                                  $ 3,770               3,308
                      Commercial real estate                                     2,618               2,506
                      Construction                                                 497               1,340
                      Commercial                                                   714                 216
                      Consumer                                                      98                  75
                                                                               -------              ------
                           Total nonaccruing loans                               7,697               7,445
                           Applicable allowance for losses                        (890)               (903)
                                                                                ------             -------
                           Nonaccruing loans, net                                6,807               6,542
                                                                                 -----               -----

                  Foreclosed real estate, net                                    1,466               1,522
                                                                                 -----               -----

                  Nonperforming assets, net                                    $ 9,386               9,086
                                                                                 =====               =====

                  Nonperforming assets, net as a
                      percentage of total assets                                  0.57%               0.57%
                                                                                  ====                ====

         Total nonperforming assets increased $300,000 to $9.4 million at June 30, 2000 from $9.1 million at December 31, 1999 primarily as the result of a $498,000 increase in nonaccruing commercial loans and a $461,000 increase in nonaccruing residential real estate loans, partially offset by an $843,000 decrease in nonaccruing construction loans. The increase in nonaccruing commercial loans was primarily due to a $461,000 loan secured by business equipment in Dallas, Texas. The increase in nonaccruing residential loans was due to an increase in the average principal balance per loan, partially offset by a net reduction of six single-family permanent loans classified as nonaccrual during the first six months of 2000.

         At June 30, 2000, the Company had twenty-eight loans totaling $4.8 million that were more than 90 days past the maturity date stated in the note with regard to principal repayment. The Company has continued collecting interest payments on the loans which were less than 90 days past due and still accruing interest. Loans are generally placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $7.7 million and $7.4 million at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, $2.4 million of impaired loans had specific reserves of $890,000 and the remaining impaired loans of $5.3 million had no specific reserves. At December 31, 1999, $3.8 million of impaired loans had specific reserves of $1.0 million and the remaining impaired loans of $4.5 million had no specific reserves. The increase in impaired loans was primarily due to a $251,000 increase in nonaccrual loans during the first six months of 2000.

         Activity in the allowance for loan losses is summarized as follows:


                                                                            Six months ended June 30,
                                                                            2000                1999
                                                                            ----                ----

         Balance at beginning of period                                  $ 6,937,900           6,659,294
         Provision charged to expense                                        625,000                -
         Recoveries                                                            -                     344
         Charge-offs                                                        (236,527)            (21,754)
                                                                           ---------           ---------
         Balance at end of period                                        $ 7,326,373           6,637,884
                                                                           =========           =========

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has no business other than that of the Jefferson Heritage. The Company is dependent on future earnings, dividends from Jefferson Heritage, or borrowings for sources of funds. Jefferson Heritage is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

         The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of June 30, 2000, Jefferson Heritage met all OTS capital requirements.

         Jefferson Heritage is also subject to the capital-based framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of June 30, 2000, Jefferson Heritage was considered well capitalized.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Following are the actual and required capital amounts and ratios of Jefferson Heritage as of June 30, 2000:

                                                                                                Prompt corrective
                                                                                              action requirements -
                                       Actual                      Requirements                 well capitalized
                                      --------                    --------------               ------------------
                                 Amount         Ratio          Amount          Ratio          Amount         Ratio
                                 ------         -----          ------          -----          ------         -----

Tangible capital: (1)        $ 116,822,431      7.19%        $ 24,369,741      1.50%                  NA

Core capital: (1)              116,822,431      7.19%          48,739,482      3.00%        $ 81,232,471      5.00%

Risk-based capital: (2)        123,195,009     11.28%          87,361,970      8.00%         109,202,463     10.00%

Tier I capital: (2)            116,822,431     10.70%                  NA                     65,521,478      6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets

         Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratio was 18.21% and 19.42% at June 30, 2000 and December 31, 1999, respectively.

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

         Cash flows used by investing activities totaled $47.2 million during the first six months of 2000. Cash flows from these investing activities, which consisted primarily of $285.9 million in principal repayments on loans and mortgage-backed securities were used primarily to fund the Company's investing activities of originating and purchasing loans, purchasing stock in the FHLB and purchasing investment securities during the six months ended June 30, 2000.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2000, the Company had commitments to originate loans totaling $85.1 million, to purchase residential mortgages of $1.3 million and to sell loans of $28.8 million. Certificates of deposit which are scheduled to mature in one year or less at June 30, 2000 totaled $635.5 million. Management believes that a significant portion of such deposits will remain with the Company.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33, an amendment of FASB Statement No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. The Company is currently evaluating the requirements and impact of SFAS No. 133, as amended.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

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

         The Company's interest rate sensitivity is monitored by management through the use of a model, which internally generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model based upon data submitted on the quarterly Thrift Financial Reports filed by the Bank. The results of the OTS model may vary from the Company's internal model due to differences in assumptions utilized, including loan prepayment rates, reinvestment rates and deposits decay rates. The following table sets forth the Company's NPV under the internal model as of June 30, 2000:

                                                                                          NPV as % of
                                           Net portfolio value                     portfolio value of assets
                                          ---------------------                    -------------------------
   Change in interest rates                        Dollar      Percent                NPV       Change (in
in basis points (rate shock)         Amount        change      change                ratio     basis points)
----------------------------         ------        ------      ------                -----     -------------
                                                           (Dollars in thousands)
   + 300 ......................    $  71,476     $ (57,575)    (44.6%)               4.61%          (335)
   + 200 ......................       97,240       (34,811)    (24.6%)               6.17%          (179)
   + 100 ......................      114,018       (15,033)    (11.6%)               7.12%           (83)
   Static .....................      129,051           --       --                   7.96%          --
   - 100 ......................      139,059        10,008       7.7%                8.49%            53
   - 200 ......................      142,457        13,406      10.4%                8.65%            70
   - 300 ......................      136,946         7,895       6.1%                8.28%            32

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

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

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

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a) Exhibits. The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

                    No.      Description

                    3.1      Certificate of Incorporation                     *
                    3.2      Bylaws                                          **
                    4.1      Specimen Stock Certificate                     ***
                    4.2      Rights Agreement, dated August 17, 1994,
                             between Jefferson Savings Bancorp, Inc. and
                             Boatmen's Trust Company                       ****
                    10.1     Jefferson Heritage Bank Year 2000 Bonus Plan
                    27       Financial Data Schedule (EDGAR only)
---------------
* Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324).
** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
*** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466).
**** Incorporated  by reference  from  Registration  Statement on Form 8-A filed
     August 19, 1994 (File No. 0-21466).

               (b) Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K during the quarter ending June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JEFFERSON SAVINGS BANCORP, INC.
                                       Registrant



Date:  August 14, 2000                 /s/ Paul J. Milano
                                       ------------------------------------
                                       Paul J. Milano
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Duly Authorized Representative and
                                       Principal Financial Officer)