Form 10-Q
period 2000-09-30
JEFFERSON SAVINGS BANCORP INC
filed 2000-11-14
CIK 895470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


---------------------------------------------------------------------------

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

     OR

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________


                            Commission File #0-21466

                         JEFFERSON SAVINGS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      43-1625841
------------------------------------               -----------------------------
(State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

15435 CLAYTON ROAD, BALLWIN, MISSOURI                           63011
-------------------------------------                       -------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code  (636) 227-3000
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

                                   YES   X    NO
                                       -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 2000
-----------------------------                    -------------------------------
Common Stock, Par Value $.01                          9,968,347 shares

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                               INDEX to Form 10-Q





                                                                            Page
PART I        FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           -   Consolidated Balance Sheets                    3

                           -   Consolidated Statements of Income              4

                           -   Consolidated Statement of Stockholders'
                               Equity and Comprehensive Income                5

                           -   Consolidated Statements of Cash Flows          6

                           -   Notes to Consolidated Financial Statements     7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                9

              Item 3.      Quantitative and Qualitative Disclosures About
                           Market Risk                                       23

PART II       OTHER INFORMATION

              Item 1.      Legal Proceedings                                 25

              Item 2.      Changes in Securities and Use of Proceeds         25

              Item 3.      Defaults Upon Senior Securities                   25

              Item 4.      Submission of Matters to a Vote of Security
                           Holders                                           25

              Item 5.      Other Information                                 25

              Item 6.      Exhibits and Reports on Form 8-K                  25

              SIGNATURES                                                     27

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                    September 30, 2000 and December 31, 1999

                                   (Unaudited)

                                                                                        September 30,           December 31,
                                         Assets                                             2000                    1999
                                         ------                                             ----                    ----
Cash                                                                                 $     8,795,195               12,141,714
Interest-bearing deposits                                                                  9,596,781                9,457,864
                                                                                     ---------------          ---------------
     Cash and cash equivalents                                                            18,391,976               21,599,578
Investment securities available for sale, at fair value
     (amortized cost of $107,029,636 and $106,752,636 at
     September 30, 2000 and December 31, 1999, respectively)                             104,504,150              103,342,199
Mortgage-backed securities available for sale, at fair
     value (amortized cost of $115,478,331 and $123,405,642
     at September 30, 2000 and December 31, 1999, respectively)                          111,568,266              118,447,068
Loans receivable, net                                                                  1,383,165,299            1,238,926,455
Investment in real estate, net                                                             1,858,843                1,521,668
Stock in Federal Home Loan Bank                                                           30,722,600               24,254,100
Bank owned life insurance                                                                 26,154,561               25,178,920
Office properties and equipment, net                                                      15,085,541               14,212,864
Deferred tax asset                                                                         2,944,000                3,718,000
Excess cost over fair value of net assets acquired                                        18,745,063               20,088,429
Accrued income and other assets                                                           15,110,812               11,645,132
                                                                                     ---------------          ---------------
                                                                                     $ 1,728,251,111            1,582,934,413
                                                                                     ===============          ===============

                          Liabilities and Stockholders' Equity
                          ------------------------------------

Savings deposits                                                                     $   917,453,715              974,965,236
Borrowed money                                                                           657,044,065              468,369,843
Advance payments by borrowers for taxes and insurance                                      8,483,608                3,377,641
Accrued expenses and other liabilities                                                    10,106,886               10,140,344
                                                                                     ---------------          ---------------
                         Total liabilities                                             1,593,088,274            1,456,853,064
                                                                                     ---------------          ---------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized
        5,000,000 shares; none issued                                                             --                       --
     Common stock ($.01 par value):  Authorized 20,000,000 shares;
        issued 10,100,112 shares at September 30, 2000 and
        December 31, 1999                                                                    101,001                  101,001
     Additional paid-in capital                                                           65,298,612               64,958,775
     Retained earnings, subject to certain restrictions                                   78,168,837               71,469,492
     Accumulated other comprehensive loss                                                 (3,861,551)              (5,021,011)
     Unamortized restricted stock awards                                                     (58,408)                 (65,908)
     Unearned ESOP shares                                                                 (2,927,342)              (3,678,225)
     Treasury stock, at cost: 131,765 shares and 142,286 shares
        at September 30, 2000 and December 31, 1999, respectively                         (1,558,312)              (1,682,775)
                                                                                     ---------------          ---------------
                         Total stockholders' equity                                      135,162,837              126,081,349
                                                                                     ---------------          ---------------
                                                                                     $ 1,728,251,111            1,582,934,413
                                                                                     ===============          ===============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income

             Three and nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                    Three months                        Nine months
                                                                 ended September 30,                ended September 30,
                                                                 -------------------                -------------------
                                                               2000              1999             2000              1999
                                                               ----              ----             ----              ----
Interest and dividend income:
    Loans receivable                                       $ 28,006,946       23,586,946        79,895,823       67,700,998
    Mortgage-backed securities                                1,793,087        1,937,883         5,525,780        4,610,763
    Investment securities                                     1,648,945        1,618,321         4,933,429        5,626,923
    Interest-bearing deposits and federal funds sold             78,290           64,326           219,212          613,838
    Stock in Federal Home Loan Banks                            500,011          313,241         1,372,640          775,366
                                                             ----------       ----------        ----------       ----------
                Total interest and dividend income           32,027,279       27,520,717        91,946,884       79,327,888
                                                             ----------       ----------        ----------       ----------
Interest expense:
    Savings deposits                                         12,111,196       11,428,906        35,119,777       35,705,074
    Borrowed money                                            8,700,943        5,554,225        23,517,046       13,151,967
                                                             ----------       ----------        ----------       ----------
                Total interest expense                       20,812,139       16,983,131        58,636,823       48,857,041
                                                             ----------       ----------        ----------       ----------
                Net interest income                          11,215,140       10,537,586        33,310,061       30,470,847
Provision for losses on loans                                   260,000               --           885,000               --
                                                             ----------       ----------        ----------       ----------
                Net interest income after
                    provision for losses on loans            10,955,140       10,537,586        32,425,061       30,470,847
                                                             ----------       ----------        ----------       ----------
Noninterest income:
    Servicing and other loan fees                               316,238          207,898         1,010,669          542,996
    Fees for other services to customers                        390,713          260,992         1,312,307          839,654
    Income from bank owned life insurance, net                  325,788               --           958,973               --
    Gain (loss) on sales of investment securities, net               --               --           (14,688)          19,985
    Gain on sales of mortgage-backed securities, net                 --               --                --           36,990
    Gain on sales of loans and loan servicing, net            1,277,777          526,467         1,966,228          971,930
    Real estate operations, net                                  29,861           23,021           (42,230)        (144,474)
    Other                                                       313,239          108,042           564,611          376,572
                                                             ----------       ----------        ----------       ----------
                Total noninterest income                      2,653,616        1,126,420         5,755,870        2,643,653
                                                             ----------       ----------        ----------       ----------
Noninterest expense:
    General and administrative:
       Compensation and employee benefits                     4,437,335        3,543,676        12,274,753       10,037,371
       Occupancy                                              1,288,232          913,893         3,522,111        2,497,192
       Advertising                                              341,943          436,732           980,470        1,296,159
       Federal insurance premiums                                48,441          148,590           150,982          461,812
       Legal, examination, and other professional fees          620,484          342,953         1,454,422        1,436,102
       Other                                                  1,732,263        1,320,125         4,426,602        3,562,970
                                                             ----------       ----------        ----------       ----------
                Total general and administrative              8,468,698        6,705,969        22,809,340       19,291,606
    Amortization of excess cost over fair value
       of net assets acquired                                   447,789          447,789         1,343,367        1,345,013
                                                             ----------       ----------        ----------       ----------
                Total noninterest expense                     8,916,487        7,153,758        24,152,707       20,636,619
                                                             ----------       ----------        ----------       ----------
                Income before income taxes                    4,692,269        4,510,248        14,028,224       12,477,881
Income tax expense                                            1,794,000        1,809,000         5,333,000        5,056,000
                                                             ----------       ----------        ----------       ----------
                Net income                                 $  2,898,269        2,701,248         8,695,224        7,421,881
                                                             ==========       ==========        ==========       ==========

Earnings per share, basic                                     $ .30              .28               .91              .78
                                                                ===              ===               ===              ===
Earnings per share, diluted                                   $ .30              .28               .90              .76
                                                                ===              ===               ===              ===

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

     Consolidated Statement of Stockholders' Equity and Comprehensive Income

                      Nine months ended September 30, 2000

                                   (Unaudited)

                                                                                                Accumulated     Unamortized
                                               Common stock         Additional                     other        restricted
                                               ------------           paid-in      Retained    comprehensive       stock
                                            Shares       Dollars      capital      earnings    income (loss)      awards
                                            ------       -------      -------      --------    -------------      ------

Balance at December 31, 1999              10,100,112   $ 101,001  $ 64,958,775   $ 71,469,492  $ (5,021,011)   $ (65,908)

Comprehensive income:
    Net income                                    --          --            --      8,695,224            --           --
    Other comprehensive income (loss),
      net of reclassification adjustment          --          --            --             --     1,159,460           --

        Total comprehensive income

Dividends paid ($.21 per share)                   --          --            --     (1,995,879)           --           --

Release of ESOP shares in lieu of cash
    dividend on allocated ESOP shares             --          --        20,921             --            --           --

Stock issued in dividend reinvestment
    and stock purchase plan                       --          --        (6,444)            --            --           --

Amortization of restricted
    stock awards                                  --          --        12,750             --            --        7,500

Amortization of ESOP shares                       --          --       336,706             --            --           --

Stock options exercised                           --          --       (24,096)            --            --           --
                                          ----------     -------    ----------      ---------    ----------      -------

Balance at September 30, 2000             10,100,112   $ 101,001  $ 65,298,612   $ 78,168,837  $ (3,861,551)   $ (58,408)
                                          ==========     =======   ===========     ==========    ===========     =======


                                               Unearned      Treasury stock        Total
                                                 ESOP       ----------------    stockholders'
                                                shares      Shares     Dollars      equity
                                                ------      ------     -------      ------

Balance at December 31, 1999               $ (3,678,225)  (142,286) $(1,682,775)  $ 126,081,349

Comprehensive income:
    Net income                                       --         --           --       8,695,224
    Other comprehensive income (loss),
      net of reclassification adjustment             --         --           --       1,159,460
                                                                                     ----------
        Total comprehensive income                                                    9,854,684

Dividends paid ($.21 per share)                      --         --           --      (1,995,879)

Release of ESOP shares in lieu of cash
    dividend on allocated ESOP shares           104,342         --           --         125,263

Stock issued in dividend reinvestment
    and stock purchase plan                          --      6,993       82,727          76,283

Amortization of restricted
    stock awards                                     --         --           --          20,250

Amortization of ESOP shares                     646,541         --           --         983,247

Stock options exercised                              --      3,528       41,736          17,640
                                             ----------   --------    ---------     -----------

Balance at September 30, 2000              $ (2,927,342)  (131,765) $(1,558,312)  $ 135,162,837
                                             ==========   ========   ==========     ===========


See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                                2000                1999
                                                                                                ----                ----
Cash flows from operating activities:
   Net income                                                                            $     8,695,224          7,421,881
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          3,158,288          3,922,880
        Provision for losses on loans                                                            885,000                 --
        Net gain on sales of assets                                                           (2,131,292)        (1,163,618)
        Loans originated for sale                                                           (141,345,939)       (37,133,809)
        Loans purchased for sale                                                                      --        (30,220,802)
        Sale of loans originated for sale                                                    122,417,835         71,114,267
        Deferred income taxes                                                                    774,000         (2,999,253)
        Stock dividend from Federal Home Loan Bank                                                    --            (53,100)
        Other, net                                                                            (4,445,733)         2,990,434
                                                                                          --------------      -------------
                Net cash (used in) provided by operating activities                          (11,992,617)        13,878,880
                                                                                          --------------      -------------
Cash flows from investing activities:
   Principal repayments on:
      Loans receivable                                                                       409,186,402        431,150,539
      Mortgage-backed securities                                                               7,783,915          6,699,386
   Proceeds from maturity of investment securities                                               220,000         69,150,000
   Proceeds from sale of:
      Mortgage-backed securities available for sale                                                   --          4,676,186
      Investment securities available for sale                                                 1,985,313          5,010,938
   Proceeds from redemption of Federal Home Loan Bank stock                                           --          3,060,000
   Cash invested in:
      Loans receivable - originated                                                         (424,198,523)      (379,689,268)
      Loans receivable - purchased                                                          (111,684,241)      (192,657,735)
      Mortgage-backed securities                                                                      --       (104,532,688)
      Investment securities                                                                   (2,492,600)       (26,488,871)
      Stock in Federal Home Loan Bank                                                         (6,468,500)       (13,573,400)
   Proceeds from sale of real estate                                                           2,434,958          2,205,732
   Other, net                                                                                 (2,283,871)        (3,765,574)
                                                                                          --------------      -------------
                Net cash used in investing activities                                       (125,517,147)      (198,754,755)
                                                                                          --------------      -------------
Cash flows from financing activities:
   Decrease in savings deposits, net                                                         (57,576,071)       (60,914,499)
   Increase in borrowed money, net                                                           188,674,222        241,260,029
   Increase in advance payments by borrowers for taxes and insurance                           5,105,967          7,873,454
   Dividends paid                                                                             (1,995,879)        (1,983,076)
   Other, net                                                                                     93,923         (1,896,623)
                                                                                          --------------      -------------
                Net cash provided by financing activities                                    134,302,162        184,339,285
                                                                                          --------------      -------------
                Decrease in cash and cash equivalents                                         (3,207,602)          (536,590)
Cash and cash equivalents at beginning of period                                              21,599,578         18,873,687
                                                                                          --------------      -------------
Cash and cash equivalents at end of period                                                $   18,391,976         18,337,097
                                                                                          ==============      =============

Supplemental disclosures of cash flow information:
   Interest paid                                                                          $   58,513,830         48,954,569
   Income taxes paid                                                                           6,140,552          6,489,783
   Noncash investing activities:
      Additions to real estate acquired in settlement
        of loans or through foreclosure                                                        2,932,765            882,715
      Loans originated to finance the sale of real estate                                             --            140,650
   Noncash financing activity - interest credited to savings deposits                         27,408,040         26,839,365
                                                                                          ==============      =============

See accompanying notes to consolidated financial statements.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (Unaudited)


(1)    BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2000 and 1999, respectively.

              Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3)    EARNINGS PER SHARE
              The following table reconciles the numerators and denominators for basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                                                  Three months ended September 30,
                                                                                     2000                1999
                                                                                     ----                ----
          Numerator:
              Net income (basic and diluted earnings per share)                   $ 2,898,269          2,701,248
                                                                                    =========          =========
          Denominator:
              Average shares outstanding (basic earnings per share)                 9,589,901          9,508,096
              Effect of dilutive stock options                                        151,297            167,780
                                                                                    ---------          ---------
                 Average shares outstanding after assumed
                    conversions (diluted earnings per share)                        9,741,198          9,675,876
                                                                                    =========          =========

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                                                                 Nine months ended September 30,
                                                                                     2000                1999
                                                                                     ----                ----
          Numerator:
              Net income (basic and diluted earnings per share)                   $ 8,695,224          7,421,881
                                                                                    =========          =========
          Denominator:
              Average shares outstanding (basic earnings per share)                 9,553,531          9,495,297
              Effect of dilutive stock options                                        154,533            208,149
                                                                                    ---------          ---------
                 Average shares outstanding after assumed
                    conversions (diluted earnings per share)                        9,708,064          9,703,446
                                                                                    =========          =========

              Only employee stock ownership plan shares that have been allocated or committed to be released are considered outstanding for earnings per share calculations.

 (4)   COMPREHENSIVE INCOME
              Comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 is summarized as follows:

                                                                                Three months ended September 30,
                                                                                     2000                1999
                                                                                     ----                ----

          Net income                                                              $ 2,898,269          2,701,248
          Other comprehensive income (loss):
              Realized and unrealized holding gain (loss)
                 arising during the period, net of tax                              1,855,343           (514,920)
              Less: reclassification adjustment for realized
                 gain included in net income, net of tax                                   --                 --
                                                                                    ---------          ---------
                    Total other comprehensive income (loss)                         1,855,343           (514,920)
                                                                                    ---------          ---------
                    Total comprehensive income                                    $ 4,753,612          2,186,328
                                                                                    =========          =========

                                                                                  Nine months ended September 30,
                                                                                     2000                1999
                                                                                     ----                ----

          Net income                                                              $ 8,695,224          7,421,881
          Other comprehensive income (loss):
              Realized and unrealized holding gain (loss)
                 arising during the period, net of tax                              1,149,766         (4,190,158)
              Less: reclassification adjustment for realized
                 gain (loss) included in net income, net of tax                        (9,694)            34,185
                                                                                    ---------        -----------
                    Total other comprehensive income (loss)                         1,159,460         (4,224,343)
                                                                                    ---------        -----------
                    Total comprehensive income                                    $ 9,854,684          3,197,538
                                                                                    =========        ===========

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



The following discussion reviews the financial condition and the results of operations of the Company as of and for the three and nine months ended September 30, 2000.

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

PROPOSED MERGER

     On September 30, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Union Planters Corporation ("Union Planters"). Union Planters is the holding company for Union Planters Bank, National Association which is headquartered in Tennessee and operates in 11 other states. Union Planters' common stock is traded on the New York Stock Exchange under the symbol "UPC". Subject to stockholder and regulatory approvals, the Merger Agreement calls for the Company to be merged into a wholly owned subsidiary of Union Planters with each share of the Company's common stock being converted into .433 shares of Union Planters common stock. The exchange ratio is subject to adjustment in the event the market price of Union Planters common stock declines by more than 15% prior to closing but only if Union Planters common stock declines by more than 20% during that period as compared to an index group of 13 other publicly traded bank holding companies. In connection with the Merger Agreement, the Company has granted Union Planters the right to purchase up to 1,983,274 shares of the Company's common stock (equal to 19.9% of outstanding shares prior to exercise) for a purchase price of $10.8125 per share. The option is only exercisable upon the occurrence of certain events that generally involve the acquisition or attempted acquisition of the Company or 25% or more of its outstanding stock or consolidated assets by a third party. The Company expects to present the Merger Agreement for approval at a special meeting of the Company's stockholders during the first quarter of next year.

FINANCIAL CONDITION

     The Company's primary strategy is to continue building its core retail banking business, which is the origination of loans funded by savings deposits and borrowings from the Federal Home Loan Bank ("FHLB"). Historically, the Company's primary loan product has been adjustable-rate, single-family, residential loans. The Company also originates and sells single-family, fixed-rate, residential loans through the Bank's subsidiary, Jefferson Heritage Mortgage Company. The Company continues to emphasize construction, development and commercial real estate lending.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The Company's total assets increased $145.3 million, or 9.2%, to $1.73 billion at September 30, 2000 from $1.58 billion at December 31, 1999. Loans receivable increased $144.2 million, or 11.6%, to $1.38 billion at September 30, 2000 from $1.24 billion at December 31, 1999. Loan origination activity in the first nine months of 2000 totaled $565.5 million compared to $416.8 million for the first nine months of 1999. Commercial real estate and construction loan originations totaled $380 million, or approximately 67% of total origination activity during the nine months ended September 30, 2000 compared to $295 million, or approximately 71% during the nine months ended September 30, 1999. Loan purchases totaled $111.7 million for the first nine months of 2000 compared to $222.9 million for 1999. Principal repayments totaled $409.2 million for the first nine months of 2000 compared to $431.2 million for 1999.

         The Company sometimes supplements asset growth in times of lower loan demand with the purchase of investment and mortgage-backed securities and generally chooses between these two types of investments depending on the instruments' interest rate risk characteristics and the yields available in the market. The Company de-emphasized this type of investing activity during the first nine months of 2000 because of the high level of lending volume. Mortgage-backed securities decreased $6.9 million, or 5.8%, to $111.6 million at September 30, 2000 from $118.4 million at December 31, 1999. Investment securities increased $1.2 million, or 1.1%, to $104.5 million at September 30, 2000 from $103.3 million at December 31, 1999.

         The Company has substantial borrowing capacity with the FHLB and generally chooses between savings deposits and borrowings, depending on their relative costs, when funding its investing activities. Beginning in 1999 and continuing in 2000, the Company chose to fund a large portion of its investing activities with borrowings from the FHLB since such borrowings were generally less expensive than the cost of attracting savings deposits with similar maturities. As a result of this strategy, borrowed money increased $188.7 million, or 40.3%, to $657.0 million at September 30, 2000 from $468.4 million at December 31, 1999. Savings deposits decreased $57.5 million, or 5.9%, to $917.5 million at September 30, 2000 from $975.0 million at December 31, 1999. The decrease was primarily in certificates of deposit.

         Stockholders' equity increased $9.1 million, or 7.2%, to $135.2 million at September 30, 2000 from $126.1 million at December 31, 1999. Contributing to the growth in stockholders' equity was net income of $8.7 million and a $1.2 million decrease, net of tax, in unrealized holding losses on available-for-sale investments, partially offset by the payment of $2.0 million in dividends on the Company's common stock. The ratio of stockholders' equity to assets decreased to 7.82% at September 30, 2000 compared to 7.97% at December 31, 1999 as the result of a 9.2% growth in assets, partially offset by a 7.2% growth in equity. The Company's book value per share at September 30, 2000 was $14.07 compared to
$13.28 at December 31, 1999 and tangible book value per share was $12.11 at September 30, 2000 compared to $11.16 at December 31, 1999. Unearned ESOP shares of 358,937 and 458,575 were excluded in calculating book value per share at September 30, 2000 and December 31, 1999, respectively. There were 9,968,347 common shares outstanding at September 30, 2000.

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

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                                        Three-month period ended September 30,
                                               ----------------------------------------------------------
                                                        2000                             1999
                                               -------------------------       --------------------------
                                                                 Average                          Average
                                               Average           Yield/        Average            Yield/
                                               Balance  Interest  Cost         Balance   Interest  Cost
                                               -------  --------  ----         -------   --------  ----
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans receivable .......................  $1,322,381  $28,007   8.47%     $1,238,263  $23,587    7.62%
   Mortgage-backed securities .............     117,275    1,793   6.12         126,669    1,938    6.12
   Investment securities ..................     107,080    1,649   6.16         106,458    1,618    6.08
   Other interest-earning assets ..........      32,965      578   7.01          22,019      378    6.87
                                              ---------   ------              ---------   ------
            Total interest-earning
              assets.......................   1,579,701   32,027   8.11       1,493,409   27,521    7.36
Noninterest-earning assets.................      78,984   ------                 54,424   ------
                                              ---------                       ---------
            Total assets ..................  $1,658,685                      $1,547,833
                                              =========                       =========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts.....  $  218,531    1,650   3.02      $  239,382    1,674    2.80
      Certificates of deposit .............     716,879   10,461   5.84         745,317    9,755    5.24
                                              ---------   ------              ---------   ------
            Total savings deposits.........     935,410   12,111   5.18         984,699   11,429    4.64
   Borrowed money..........................     567,947    8,701   6.13         416,096    5,554    5.34
                                              ---------   ------              ---------   ------
            Total interest-bearing
              liabilities..................   1,503,357   20,812   5.54       1,400,795   16,983    4.84
                                                          ------                          ------
Noninterest-bearing liabilities ...........      22,484                          22,499
                                              ---------                       ---------
            Total liabilities .............   1,525,841                       1,423,294
Stockholders' equity ......................     132,844                         124,539
                                              ---------                       ---------
            Total liabilities and
               stockholders' equity........  $1,658,685                      $1,547,833
                                              =========                       =========
Net interest income .......................              $11,215                         $10,538
                                                          ======                          ======
Interest rate spread ......................                        2.57%                            2.52%
                                                                   ====                             ====
Net interest margin .......................                        2.84%                            2.82%
                                                                   ====                             ====
Ratio of average interest-earning
   assets to average interest-
   bearing iabilities......................     105.08%                        106.61%
                                                ======                         ======

                                                        Nine-month period ended September 30,
                                               ----------------------------------------------------------
                                                        2000                             1999
                                               -------------------------       --------------------------
                                                                 Average                          Average
                                               Average           Yield/        Average            Yield/
                                               Balance  Interest  Cost         Balance   Interest  Cost
                                               -------  --------  ----         -------   --------  ----
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans receivable ........................  $1,288,440  $79,896    8.27%    $1,182,500   $67,701    7.63%
   Mortgage-backed securities ..............     119,966    5,526    6.14        101,352     4,611    6.07
   Investment securities ...................     106,841    4,933    6.16        119,766     5,627    6.26
   Other interest-earning assets ...........      31,160    1,592    6.81         32,980     1,389    5.62
                                               ---------   ------              ---------    ------
            Total interest-earning
              assets........................   1,546,407   91,947    7.93      1,436,598    79,328    7.36
                                                           ------                           ------
Noninterest-earning assets..................      79,143                          54,970
                                               ---------                       ---------
            Total assets ...................  $1,625,550                      $1,491,568
                                               =========                       =========
Interest-bearing liabilities:
   Savings deposits:
      Passbook and statement savings,
         NOW and money market accounts......  $  219,337    4,799    2.92     $  242,353     5,314    2.92
      Certificates of deposit ..............     726,166   30,321    5.57        766,147    30,391    5.29
                                               ---------   ------              ---------    ------
            Total savings deposits..........     945,503   35,120    4.95      1,008,500    35,705    4.72
   Borrowed money...........................     531,015   23,517    5.90        337,659    13,152    5.19
                                               ---------   ------              ---------    ------
            Total interest-bearing
               liabilities..................   1,476,518   58,637    5.30      1,346,159    48,857    4.84
                                                           ------                           ------
Noninterest-bearing liabilities ............      19,759                          20,279
                                               ---------                       ---------
            Total liabilities ..............   1,496,277                       1,366,438
Stockholders' equity .......................     129,273                         125,130
                                               ---------                       ---------
            Total liabilities and
               stockholders' equity.........  $1,625,550                      $1,491,568
                                               =========                       =========
Net interest income ........................              $33,310                          $30,471
                                                           ======                           ======
Interest rate spread .......................                         2.63%                            2.52%
                                                                     ====                             ====
Net interest margin ........................                         2.87%                            2.83%
                                                                     ====                             ====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities..............................     104.73%                          106.72%
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

                                                    Three- and nine-month periods ended September 30, 2000 and 1999
                                                   -----------------------------------------------------------------
                                                   Three months of 2000  vs. 1999     Nine months of 2000  vs. 1999
                                                   --------------------------------   ------------------------------
                                                     Increase (Decrease) Due to        Increase (Decrease) Due to
                                                     --------------------------        --------------------------
                                                     Volume      Rate       Total      Volume      Rate      Total
                                                     ------      ----       -----      ------      ----      -----
                                                                        (Dollars in thousands)
Interest and dividend income:
   Loans receivable .............................    $ 1,673    $ 2,748    $ 4,421    $ 6,298    $ 5,897   $ 12,195
   Mortgage-backed securities ...................       (145)        --       (145)       861         54        915
   Investment securities ........................          9         22         31       (604)       (90)      (694)
   Other interest-earning assets ................        192          8        200        (80)       283        203
                                                     -------     ------    -------    -------    -------   --------
            Total interest and dividend income ..      1,729      2,778      4,507      6,475      6,144     12,619
                                                     -------     ------    -------    -------    -------   --------

Interest expense:
   Savings deposits:
      Passbook and statement savings,
         NOW, and money market accounts .........       (151)       127        (24)      (515)        --       (515)
      Certificates  of deposit ..................       (383)     1,089        706     (1,632)     1,562        (70)
                                                     -------    -------    -------    -------    -------   --------
            Total savings deposits ..............       (534)     1,216        682     (2,147)     1,562       (585)
   Borrowed money ...............................      2,239        908      3,147      8,366      1,999     10,365
                                                     -------    -------    -------    -------    -------   --------
            Total interest expense ..............      1,705      2,124      3,829      6,219      3,561      9,780
                                                     -------    -------    -------    -------    -------   --------
            Change in net interest income .......    $    24    $   654    $   678    $   256    $ 2,583   $  2,839
                                                     =======    =======    =======    =======    =======   ========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBE7 30, 2000 AND 1999

         NET INCOME. Net income for the third quarter of 2000 increased $197,000, or 7.3%, to $2.9 million from $2.7 million for the third quarter of 1999. Basic and diluted earnings per share increased to $0.30 for the third quarter of 2000 compared to $0.28 for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the third quarter of 2000 were 8.73% and 0.70%, respectively, compared to 8.68% and 0.70%, respectively, for the third quarter of 1999.

         NET INTEREST INCOME. Net interest income for the third quarter of 2000 increased $678,000, or 6.4%, to $11.2 million from $10.5 million for the third quarter of 1999. The increase was primarily the result of an increase in the Company's interest rate spread to 2.57% for the quarter ended September 30, 2000 from 2.52% for the quarter ended September 30, 1999. The increase in the interest rate spread was the result of a 74 basis point increase in the average yield on interest-earning assets partially offset by a 69 basis point increase in the average cost of interest-bearing liabilities.

         INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $4.5 million, or 16.4%, to $32.0 million for the third quarter of 2000 from $27.5 million for the third quarter of 1999. The increase resulted from an increase in the average yield on interest-earning assets to 8.11% for the

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

third quarter of 2000 from 7.37% for the third quarter of 1999 and an increase in the average balance of interest-earning assets to $1.58 billion from $1.49 billion during the same periods.

         Interest income on loans receivable increased $4.4 million, or 18.7%, as the result of an increase in the average yield to 8.47% for the third quarter of 2000 from 7.62% for the third quarter of 1999 and a $84.1 million increase in the average balance of loans receivable between the comparable periods. The increase in the average yield was the result of the impact of higher interest rates on the Bank's adjustable rate loans and a shift in the composition of the loan portfolio to higher yielding commercial real estate and construction loans. At September 30, 2000 commercial real estate and construction loans represented 35.7% of total loans compared to 23.5% at September 30, 1999. Loan originations grew 38%, to approximately $212 million for the third quarter of 2000 compared to approximately $154 million for the comparable period in 1999. The majority of this growth was in single-family residential lending fueled by the Bank's subsidiary mortgage company offices. Commercial real estate and construction lending totaled $113 million, or approximately 53% of total origination activity during the third quarter of 2000 compared to $106 million, or approximately 69% during the 1999 quarter. Loan repayments totaled approximately $128 million for the third quarter of 2000 compared to approximately $143 million for the third quarter of 1999. Loan purchases increased to $77 million for the third quarter of 2000 compared to $66 million for the third quarter of 1999.

         Combined interest income on all other interest-earning assets increased $87,000, or 2.2%, as the result of an increase in the average yield to 6.25% for the third quarter of 2000 from 6.17% for the third quarter of 1999 and a $2.2 million increase in the combined average balance.

         INTEREST EXPENSE. Interest expense increased $3.8 million, or 22.5%, to $20.8 million for the third quarter of 2000 from $17.0 million for the third quarter of 1999. Interest expense on borrowed money increased $3.1 million as the result of a $151.9 million increase in the average balance for the third quarter of 2000 compared to the third quarter of 1999 as the Company used borrowed money to fund asset growth and deposit outflows and by an increase in the average cost to 6.13% from 5.34% during the same periods. Interest expense on savings deposits increased $682,000 as the result of an increase in the average cost to 5.18% for the third quarter of 2000 from 4.64% for the third quarter of 1999, partially offset by a $49.3 million decrease in the average balance during the same periods. The increase in the average cost of borrowed money and savings deposits is primarily the result of higher market interest rates.

         PROVISION FOR LOSSES ON LOANS. The Bank recorded a $260,000 provision for losses on loans during the three months ended September 30, 2000 compared to no provision during the three months ended September 30, 1999. The allowance for losses on loans is maintained at a level considered adequate to absorb probable loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. At September 30, 2000, the allowance for losses on loans was $7.4 million, which represented .54% of net loans receivable compared to $6.9 million, or .56% of net loans receivable at December 31, 1999. Net loan charge-offs were $156,000 for the third quarter of 2000 compared to $5,000 for the third quarter of 1999.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         At September 30, 2000, the ratio of nonaccruing loans to net loans receivable was .81% compared to .60% at December 31, 1999. The increase in the ratio was due to a $3.8 million increase in nonaccruing loans, partially offset by a $144.2 million, or 11.6%, increase in net loans receivable. The increase in nonaccruing loans was primarily the result of a $2.5 million increase in nonaccruing residential real estate loans, a $934,000 increase in nonaccruing construction loans and a $357,000 increase in nonaccruing commercial real estate loans.

         NONINTEREST INCOME. Total noninterest income increased $1.5 million, or 135.6%, to $2.7 million for the three months ended September 30, 2000 from $1.1 million for 1999. The increase was primarily the result of increases in gain on sale of loans and loan servicing, income from bank owned life insurance ("BOLI"), other noninterest income, fees for other services to customers, and servicing and other loan fees. Gain on sale of loans and loan servicing increased $751,000, or 142.7%, due to a $681,000 gain from the sale of loan servicing and a $70,000 increase in gain on sale of loans to $597,000 for the third quarter of 2000 from $526,000 for 1999. Loans sold during the third quarter of 2000 were $71.1 million compared to $36.9 million during 1999. The Bank purchased $25 million in bank owned life insurance in the fourth quarter of 1999, which contributed an additional $326,000 to noninterest income. Other noninterest income increased $205,000, or 189.9%, primarily due to a $166,000 gain on sale of an office property. Fees for other services to customers increased $130,000, or 49.7%, due primarily to a $69,000 increase in ATM fees and a $78,000 increase in NOW account fees, partially offset by a $23,000 decrease in commissions related to the sale of brokerage products through one of the Bank's subsidiaries. Servicing and other loan fees increased $108,000, or 52.1%, due primarily to a $56,000 increase in loan inspection fees, a $28,000 increase in brokered loan fees and a $26,000 increase in loan extension fees.

         NONINTEREST EXPENSE. Noninterest expense increased $1.8 million, or 24.6%, for the third quarter of 2000 compared to 1999. The increase was primarily due to increases in compensation and other employee benefits, other noninterest expense, occupancy expense, and legal, examination and other professional fees, partially offset by decreases in federal insurance premiums and advertising expense. The efficiency ratio increased to 64.29% for the quarter ended September 30, 2000 from 61.33% for the quarter ended September 30, 1999. The ratio of noninterest expense to average assets increased to 2.15% for the third quarter of 2000 compared to 1.85% for 1999.

         Compensation and employee benefit expense increased $894,000, or 25.2%, to $4.4 million during the third quarter of 2000 from $3.5 million during 1999. The increase was the result of additional personnel hired to implement the Bank's expanded retail banking products and services, expansion into new market areas by the Bank's subsidiary mortgage company, and normal salary increases. Other noninterest expense increased $412,000, or 31.2%, to $1.7 million for the three months ended September 30, 2000 from $1.3 million for 1999, due primarily to an increase in expenses related to the annual shareholders meeting which was held in the third quarter rather than the second quarter, a loss from theft, increases in expenses associated with ATMs, which the Bank expanded significantly during the second half of 1999, and expenses associated with the Bank's new subsidiary mortgage company. Occupancy expense increased $374,000, or 41.0%, to $1.3 million for the third quarter of 2000 from $914,000 for 1999, primarily as a result of additional equipment and software purchases and an increase in leasehold expense associated with the new corporate operations center and expansion into new market areas by the Bank's subsidiary mortgage company. Legal, examination, and other professional fees increased $278,000, or 80.9%, resulting mainly from a $264,000 payment for investment banking services related to the Company's proposed merger with Union Planters Corporation. Federal insurance premiums decreased $100,000, or 67.4%, to $48,000 for the three months ended September 30, 2000

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

from $149,000 for 1999, due to a decrease in the balance of savings deposits and a reduction in the SAIF FICO assessment rate to 0.0212% from 0.0580%. Advertising expense decreased $95,000, or 21.7%, to $342,000 for the three months ended September 2000 from $437,000 for 1999, due primarily to expenses incurred during 1999 associated with the Bank's name change.

         INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the three months ended September 30, 2000 was 38.2% compared to 40.1% for the like period in 1999. The effective tax rates for 2000 and 1999 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized. The decrease in the effective tax rate was primarily the result of a decrease in the excess of market value over cost of ESOP shares amortized caused by a 7.0% decline in the average market value of the Company's common stock between the respective periods and an increase in tax exempt income from a BOLI purchased in November 1999.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         NET INCOME. Net income for the nine months ended September 30, 2000 increased 17.2%, to $8.7 million from $7.4 million for the nine months ended September 30, 1999. Basic and diluted earnings per share increased to $0.91 and $0.90, respectively, for the nine months ended September 30, 2000 compared to $0.78 and $0.76, respectively, for the comparable period a year ago. Annualized return on average equity and annualized return on average assets for the nine months ended September 30, 2000 increased to 8.97% and 0.71%, respectively, compared to 7.91% and 0.66%, respectively, for the nine months ended September 30, 1999.

         NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2000 increased $2.8 million, or 9.3%, to $33.3 million from $30.5 million for the nine months ended September 30, 1999. The increase was the result of an increase in the Company's interest rate spread to 2.63% for the nine months ended September 30, 2000 from 2.52% for the nine months ended September 30, 1999, partially offset by a $20.6 million decrease in the average balance of net interest-earning assets. The increase in the interest rate spread was primarily the result of a 57 basis point increase in the average yield on interest-earning assets partially offset by a 46 basis point increase in the average cost of interest-bearing liabilities.

         INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $12.6 million, or 15.9%, to $91.9 million for the nine months ended September 30, 2000 from $79.3 million for the nine months ended September 30, 1999. The increase resulted from a $109.8 million increase in the average balance of interest-earning assets to $1.55 billion for the nine months ended September 30, 2000 from $1.44 billion for the nine months ended September 30, 1999 and an increase in the average yield on interest-earning assets to 7.93% from 7.36% during the same periods.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Interest income on loans receivable increased $12.2 million, or 18.0%, as the result of a $105.9 million increase in the average balance of loans receivable between the comparable periods and an increase in the average yield to 8.27% for the nine months ended September 30, 2000 from 7.63% for the nine months ended September 30, 1999. The increase in the average yield was the result of the impact of higher interest rates on the Bank's adjustable rate loans and a shift in the composition of the loan portfolio to higher yielding commercial real estate and construction loans. At September 30, 2000 commercial real estate and construction loans represented 35.7% of total loans compared to 23.5% at September 30, 1999.

         Combined interest income on all other interest-earning assets increased $424,000, or 3.6%, as the result of an increase in the average yield to 6.23% for the nine months ended September 30, 2000 compared to 6.10% for the nine months ended September 30, 1999 and a $3.9 million increase in the combined average balance.

         INTEREST EXPENSE. Interest expense increased $9.8 million, or 20.0%, to $58.6 million for the nine months ended September 30, 2000 from $48.9 million for the nine months ended September 30, 1999 due to an increase in interest expense on borrowed money partially offset by a decline in interest expense on savings deposits. Interest expense on borrowed money increased $11.4 million as the result of a $193.4 million increase in the average balance and an increase in the average cost to 5.90% for the nine months ended September 30, 2000 from 5.19% for the nine months ended September 30, 1999. Interest expense on savings deposits decreased $585,000 as the result of a $63.0 million decrease in the average balance, partially offset by an increase in the average cost to 4.95% for the nine months ended September 30, 2000 from 4.72% for the nine months ended September 30, 1999. The increase in the average cost of borrowed money and savings deposits is primarily the result of higher market interest rates.

         PROVISION FOR LOSSES ON LOANS. The Bank recorded a $885,000 provision for losses on loans during the nine months ended September 30, 2000 compared to no provision during the nine months ended September 30, 1999. The allowance for losses on loans is maintained at a level considered adequate to absorb probable loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgement as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experiences and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. Net loan charge-offs increased to $393,000, or .03% of average loans, for the first nine months of 2000 compared to $27,000, or .002% of average loans, for the first nine months of 1999. The increase in net loan charge-offs was due primarily to a $237,000 charge-off on ten single-family residential properties acquired through foreclosure during the first nine months of 2000.

         NONINTEREST INCOME. Total noninterest income increased $3.1 million, or 117.7%, to $5.8 million for the nine months ended September 30, 2000 from $2.6 million for 1999. The increase was primarily the result of increases in gain on sale of loans and loan servicing, income from bank owned life insurance, fees for other services to customers, servicing and other loan fees, other noninterest income, and gain on real estate operations. Gain on sale of loans and loan servicing increased $994,000, or 102.3%, to $2.0 million for the first nine months of 2000 from $972,000 for 1999 due to a $681,000 gain from the sale of loan servicing and a $313,000 increase in gain on sale of loans. Loans sold during

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

the first nine months of 2000 were $122.4 million compared to $71.1 million during 1999. Income from bank owned life insurance, which is included in other noninterest income, increased $959,000 due to the purchase of $25.0 million of BOLI during the fourth quarter of 1999. Fees for other services to customers increased $473,000, or 56.3%, primarily due to a $212,000 increase in ATM fees, a $162,000 increase in NOW account fees, and an $87,000 increase in commissions related to the sale of brokerage products through one of the Bank's subsidiaries. Servicing and other loan fees increased $468,000, or 86.1%, due primarily to an increase in loan activity and increased construction lending in particular. Other noninterest income increased $188,000, or 49.9%, primarily due to a $166,000 gain on sale of an office property. Real estate operations increased $102,000, or 70.8%. The 2000 activity includes an $18,000 write-down on a foreclosed property and $19,000 net gains on the sales of twenty-two foreclosed properties. The 1999 activity includes $181,000 in write-downs on four foreclosed properties and $102,000 in net gains on the sales of fifteen foreclosed properties.

         NONINTEREST EXPENSE. Noninterest expense increased $3.5 million, or 17.0%, to $24.2 million for the nine months ended September 30, 2000 from $20.6 million for the nine months ended September 30, 1999. The increase was primarily due to increases in compensation and employee benefits, occupancy expense and other noninterest expense, partially offset by decreases in advertising expense and federal insurance premiums. The efficiency ratio improved to 61.83% for the nine months ended September 30, 2000 from 62.32% for the nine months ended September 30, 1999.

         Compensation and employee benefits increased $2.2 million to $12.3 million for the nine months ended September 30, 2000. The increase in compensation and employee benefits was primarily the result of additional personnel hired to implement the Bank's expanded retail banking products and services, expansion into new market areas by the Bank's subsidiary mortgage company, and normal salary increases. Occupancy expense increased $1.0 million, to $3.5 million, due primarily to increases in depreciation expense as a result of additional equipment and software purchases and an increase in leasehold expense associated with the new corporate operations center and expansion into new market areas by the Bank's subsidiary mortgage company. Other noninterest expense increased $864,000, to $4.4 million, due primarily due to an increase in expenses associated with ATMs, which the Bank expanded significantly during the second half of 1999, an increase in appraisal and other loan expense related to the increased loan volume, and increases in expenses related to the operation of additional mortgage company offices. Advertising expense decreased $316,000, to $980,000, due primarily to expanded advertising during the second quarter of 1999 associated with the Bank's name change. Federal insurance premiums decreased $311,000, to $151,000, due to a decrease in the balance of savings deposits and a reduction in the SAIF FICO assessment rate from 0.0580% to 0.0212%.

         INCOME TAX EXPENSE. The Company provides for state and federal income tax expense based upon earnings before income taxes. Under the asset and liability method of accounting for income taxes, the Company establishes deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effective tax rate for the nine months ended September 30, 2000 was 38.0% compared to 40.5% for the like period in 1999. The effective tax rates for 2000 and 1999 differ from the statutory tax rate of 35.0% primarily due to the nondeductibility of the amortization of excess cost over fair values of net assets acquired and the excess of market value over cost of ESOP shares amortized. The decrease in the effective tax rate was primarily the result of a decrease in the excess of market value over cost of ESOP shares amortized caused by a

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

12.8% decline in the average market value of the Company's common stock between the respective periods and an increase in tax exempt income from a BOLI purchased in November 1999.

NONPERFORMING ASSETS

Summarized below are nonperforming assets at September 30, 2000 and December 31, 1999

                                                                             September 30,        December 31,
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                  (Dollars in thousands)

                  Restructured loans                                           $ 1,061               1,022
                                                                               -------              ------

                  Nonaccruing loans:
                      Residential real estate                                  $ 5,795               3,308
                      Commercial real estate                                     2,863               2,506
                      Construction                                               2,273               1,340
                      Commercial                                                   205                 216
                      Consumer                                                      65                  75
                                                                               -------              ------
                           Total nonaccruing loans                              11,201               7,445
                           Applicable allowance for losses                        (797)               (903)
                                                                               -------              ------
                           Nonaccruing loans, net                               10,404               6,542
                                                                               -------              ------

                  Foreclosed real estate, net                                    1,859               1,522
                                                                               -------              ------

                  Nonperforming assets, net                                    $13,324               9,086
                                                                               =======              ======

                  Nonperforming assets, net as a
                      percentage of total assets                                  0.77%               0.57%
                                                                                  ====                ====

         Total nonperforming assets increased $4.2 million to $13.3 million at September 30, 2000 from $9.1 million at December 31, 1999 primarily as the result of a $2.5 million increase in nonaccruing residential real estate loans, a $934,000 increase in nonaccruing construction loans, a $357,000 increase in nonaccruing commercial real estate loans and a $337,000 increase in foreclosed assets. The increase in nonaccruing residential loans was due to a net increase of eighteen single-family permanent loans classified as nonaccrual during the first nine months of 2000 and by a 31.1% increase in the average principal balance per loan. The increase in nonaccruing construction loans was primarily due to a net increase of three construction loans classified as nonaccrual during the first nine months of 2000 and by a 27.3% increase in the average principal balance per loan. The increase in nonaccruing commercial real estate loans was primarily due to a net increase of five commercial real estate loans classified as nonaccrual during the first nine months of 2000, partially offset by a 49.2% decrease in the average principal balance per loan. The increase in foreclosed assets was primarily due to a net increase of nine properties acquired through foreclosure during the first nine months of 2000.

         At September 30, 2000, the Company had ten loans totaling $2.2 million that were more than 90 days past the maturity date stated in the note with regard to principal repayment. The Company has continued collecting interest payments on the loans which were less than 90 days past due and still accruing interest. Loans are generally placed on nonaccrual status when either principal or interest is

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

more than 90 days past due or at such time when management concludes that payment in full is not likely, whichever is sooner. Any subsequent interest payments received are recorded as interest income in the period received.

         Impaired loans, which are represented by loans on nonaccrual status and loans where management believes it is probable that they will be unable to collect principal and interest under the contractual terms of the loans, were $14.9 million and $8.4 million at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, $6.0 million of impaired loans had specific reserves of $915,000 and the remaining impaired loans of $8.9 million had no specific reserves. At December 31, 1999, $3.8 million of impaired loans had specific reserves of $1.0 million and the remaining impaired loans of $4.5 million had no specific reserves. The increase in impaired loans was primarily due to a $3.8 million increase in nonaccrual loans during the first nine months of 2000.

         Activity in the allowance for loan losses is summarized as follows:

                                                                         Nine months ended September 30,
                                                                            2000                1999
                                                                            ----                ----

         Balance at beginning of period                                  $ 6,937,900           6,659,294
         Provision charged to expense                                        885,000                  --
         Recoveries                                                            1,192                 344
         Charge-offs                                                        (393,738)            (27,107)
                                                                           ---------           ---------
         Balance at end of period                                        $ 7,430,354           6,632,531
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

         The capital regulations of the OTS require thrift institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of September 30, 2000, Jefferson Heritage met all OTS capital requirements.

         Jefferson Heritage is also subject to the capital-based framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. For purposes of this regulation, Tier I capital has the same definition as core capital. As of September 30, 2000, Jefferson Heritage was considered well capitalized.

                         JEFFERSON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Following are the actual and required capital amounts and ratios of Jefferson Heritage as of September 30, 2000:

                                                                                                Prompt corrective
                                                                                              action requirements -
                                       Actual                      Requirements                 well capitalized
                                      --------                    --------------               ------------------
                                 Amount         Ratio          Amount          Ratio          Amount         Ratio
                                 ------         -----          ------          -----          ------         -----

Tangible capital: (1)        $ 120,526,935      7.02%        $ 25,739,296      1.50%                  NA

Core capital: (1)              120,526,935      7.02%          51,478,592      3.00%        $ 85,797,654      5.00%

Risk-based capital: (2)        126,898,527     10.83%          93,717,218      8.00%         117,146,522     10.00%

Tier I capital: (2)            120,526,935     10.29%                  NA                     70,287,913      6.00%

(1)  To adjusted total assets
(2)  To risk-weighted assets

         Jefferson Heritage is required by federal regulations to maintain specified levels of liquid assets, consisting of cash and eligible investments. The current level of liquidity required by the OTS is 4% of the sum of net withdrawable deposits and borrowings due within one year. Jefferson Heritage has consistently maintained liquidity in excess of required amounts. Jefferson Heritage's liquidity ratio was 14.13% and 19.42% at September 30, 2000 and December 31, 1999, respectively.

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

         Cash flows used by investing activities totaled $125.5 million during the first nine months of 2000. Cash flows from these investing activities, which consisted primarily of $417.0 million in principal repayments on loans and mortgage-backed securities were used primarily to fund the Company's investing activities of originating and purchasing loans, purchasing stock in the FHLB and purchasing investment securities during the nine months ended September 30, 2000.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2000, the Company had commitments to originate loans totaling $95.7 million, to purchase residential mortgages of $4.0 million and to sell loans of $60.0 million. Certificates of deposit which are scheduled to mature in one year or less at September 30, 2000 totaled $557.1 million. Management believes that a significant portion of such deposits will remain with the Company.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33, an amendment of FASB Statement No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Company's consolidated financial statements.

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

         The Company's interest rate sensitivity is monitored by management through the use of a model, which internally generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model based upon data submitted on the quarterly Thrift Financial Reports filed by the Bank. The results of the OTS model may vary from the Company's internal model due to differences in assumptions utilized, including loan prepayment rates, reinvestment rates and deposits decay rates. The following table sets forth the Company's NPV under the internal model as of September 30, 2000:

                                                                                          NPV as % of
                                           Net portfolio value                     portfolio value of assets
                                     ---------------------------------             -------------------------
   Change in interest rates                        Dollar      Percent                NPV       Change (in
in basis points (rate shock)         Amount        change      change                ratio     basis points)
----------------------------         ------        ------      ------                -----     -------------
                                                           (Dollars in thousands)

   + 300 ......................    $  69,158     $ (56,841)    (45.1%)               4.22%          (314)
   + 200 ......................       95,370       (30,629)    (24.3%)               5.72%          (164)
   + 100 ......................      112,432       (13,567)    (10.8%)               6.65%           (71)
   Static .....................      125,999            --        --                 7.36%            --
   - 100 ......................      134,113         8,114       6.4%                7.78%            42
   - 200 ......................      132,359         6,360       5.1%                7.64%            28
   - 300 ......................      124,102        (1,897)     (1.5%)               7.13%           (23)

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

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               On July 17, 2000, the Company held its Annual Meeting of Stockholders at which the following matters were voted on:

               Proposal I - Election of Directors
                            ---------------------
                    Nominee                           For            Withheld
                    -------                           ---            --------
                    William W. Canfield            8,246,900          656,570
                    Edward G. Throop               8,243,255          660,215

                    There were no abstentions or broker nonvotes.

                    The terms of office of Directors David V. McCay, Lloyd D. Doerflinger, Gary L. Holland, Brad Barkau and Forrest W. Miller, continued after the Annual Meeting.

               Proposal II - Ratification of Appointment of Auditors
                             ---------------------------------------

                    For the ratification of KPMG LLP as independent auditors for the year ending December 31, 2000:

                                 For          Against          Abstain
                                 ---          -------          -------
                              8,606,464       240,850          56,156

                    In addition, there were no broker nonvotes.

Item 5.        Other Information
               -----------------

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a) Exhibits. The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

                    No.      Description
                    ---      -----------

                    2 Agreement and Plan of Reorganization dated September 20, 2000 between Jefferson Savings Bancorp, Inc. and
                         Union Planters Corporation                            *
                    3.1  Certificate of Incorporation                         **

                    3.2  Bylaws                                              ***
                    4.1  Specimen Stock Certificate                         ****
                    4.2  Rights Agreement, dated  August  17,  1994,
                         between Jefferson  Savings Bancorp, Inc. and
                         Boatmen's  Trust Company                          *****
                    10.1 Jefferson Heritage Bank Year 2000 Bonus Plan
                    27   Financial Data Schedule (EDGAR only)
                    99   Stock Option Agreement dated September 20, 2000
                         between Jefferson Savings Bancorp, Inc. and
                         Union Planters Corporation                       ******

* Incorporated by reference from Current Report on Form 8-K filed September 22, 2000.
** Incorporated by reference from Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-56324).
*** Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
**** Incorporated by reference from Registration Statement on Form 8-A filed March 30, 1993 (File No. 0-21466).
***** Incorporated by reference from Registration Statement on Form 8-A filed August 19, 1994 (File No. 0-21466).
****** Incorporated by reference from Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.


               (b) Reports on Form 8-K. On September 22, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5 that it entered into an Agreement and Plan of Reorganization on September 20, 2000, pursuant to which the Company will be merged with and into Union Planters Holdings Corporation, a wholly-owned subsidiary of Union Planters Corporation organized under the laws of the State of Tennessee.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JEFFERSON SAVINGS BANCORP, INC.
                                      Registrant



Date:  November 10, 2000              Paul J. Milano
                                      ------------------------------------------
                                      Paul J. Milano
                                      Senior Vice President and Chief Financial
                                      Officer
                                      (Duly Authorized Representative and
                                      Principal Financial Officer)